Form 10QSB
period 1996-03-31
PROFESSIONAL BENEFITS INSURANCE CO
filed 1996-05-15
CIK 911690

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB

               Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the quarter ended March 31, 1996


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
           (Exact Name of Small Business as Specified in its Charter)

         TEXAS                                            74-2072635
         (State or Other                                  (IRS Employer
         Jurisdiction Incorporation                       Identification Number)
         or Organization)

                        COMMISSION FILE NUMBER: 0-22344


         10835 ROCKLEY ROAD
         HOUSTON, TEXAS                                   77099
         --------------                                   -----
         (Address or principal executive office)          (Zip Code)


                                 (713) 561-9919
                        (Registrant's telephone number)


         Check mark whether the Issuer (1) filed all reports required by
         Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
         filing requirements for the past 90 days. Yes [X]    No
                                                      -----      -----

         The number of shares of Class A common stock the Registrant, par value $1.22 per share, issued and outstanding at March 31, 1996 was 587,129. The number of shares of Class B common stock the Registrant, par value $1.22 per share, issued and outstanding at March 31, 1996 was 73,524.


         Transitional Small Business Disclosure Format: Yes [ ]    No [X]
                                                           -----     -----

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                               INDEX TO FORM 10-Q




PART 1  -  FINANCIAL INFORMATION

                                                                                   Page
                                                                                   ----
ITEM 1.  Financial Statements.
           Consolidated Balance Sheets - March 31, 1996 and December 31, 1995...     3
           Consolidated Income Statements - Three Months Ended
              March 31, 1996 and 1995...........................................     5
           Consolidated Statements of Cash Flows - Three Months Ended
              March 31, 1996 and 1995...........................................     6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................     7

Item 1.  Financial Statements.


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                               MARCH 31, 1996
                                                                (Unaudited)       DECEMBER 31, 1995*
                                                               --------------     ------------------
INVESTMENTS
     Fixed maturity securities held for investment,
          at market value (amortized cost: March 31, 1996 -
          $1,097,371; and December 31, 1995 - $1,230,621)        $1,074,934          $1,220,642
     Common stock mutual funds, at market                         1,001,509             856,389
     Short-term investments, at cost                              1,415,784           1,420,523
                                                                 ----------          ----------
          Total Investments                                       3,492,227           3,497,554
                                                                 ----------          ----------

CASH                                                                 14,758              37,252

DUE FROM REINSURERS                                                 882,468           1,006,756

ACCRUED INVESTMENT INCOME                                            25,099              47,643

PREMIUMS DUE AND UNCOLLECTED                                        109,600              28,551

ACCOUNTS RECEIVABLE                                                  36,584              36,584

LAND AND BUILDING, At Cost
     (Net of accumulated depreciation of
          $386,348 - 1996 and $376,794 - 1995)                      566,440             575,994

FURNITURE AND EQUIPMENT, At Cost
     (net of accumulated depreciation -
          $324,225 - 1996 and $529,326 - 1995)                      244,572             217,139

GUARANTY FUND ASSESSMENTS                                             8,919              10,361

FEDERAL INCOME TAX RECEIVABLE                                       188,000             188,000

OTHER ASSETS, At Cost                                                50,097              37,630
                                                                 ----------          ----------

Total Assets                                                     $5,618,764          $5,683,464
                                                                 ==========          ==========


*The amounts for December 31, 1995 were derived from amounts included in the audited financial statements filed as part of the Company's 1995 Form 10K.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEETS (cont'd.)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                 MARCH 31, 1996
                                                                  (Unaudited)       DECEMBER 31, 1995*
                                                                 --------------     ------------------
LIABILITIES
     Future policy benefits                                         $  949,187          $1,052,509
     Policy claims                                                   1,447,000           1,623,000
     Premiums received in advance                                      150,016             100,488
                                                                    ----------          ----------
                                                                     2,546,203           2,775,997

     Reinsurance payable                                                45,584              31,820
     Federal income taxes payable                                       38,466                   0
     Deferred Tax Liability                                             16,100               5,000
     Other liabilities                                                 310,168             300,951
                                                                    ----------          ----------
          Total Liabilities                                          2,956,521           3,113,768
                                                                    ----------          ----------




STOCKHOLDERS' EQUITY
     Common stock
          Class A voting, $1.22 par value; 1,022,668
            authorized shares; 587,329 and issued and
            outstanding in 1996 and 1995                               716,594             716,594
          Class B nonvoting, $1.22 par value; 136,720
            authorized shares; 73,524 issued and
            outstanding in 1996 and 1995                                89,699              89,699

     Additional paid-in capital                                        536,214             536,464
     Unrealized gain(loss) on investments
          (net of deferred income tax benefits (liabilities)
          of $(32,300) - 1996 and $(21,200) - 1995)                     62,822              41,959
     Retained earnings                                               1,256,914           1,184,980
                                                                    ----------          ----------
          Total Stockholders' Equity                                 2,662,243           2,569,696
                                                                    ----------          ----------

              Total Liabilities and Stockholders' Equity            $5,618,764          $5,683,464
                                                                    ==========          ==========





*The amounts for December 31, 1995 were derived from amounts included in the audited financial statements filed as part of the Company's 1995 Form 10K.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                         CONSOLIDATED INCOME STATEMENTS
               QUARTERS ENDING MARCH 31, 1996 AND MARCH 31, 1995




                                                                        1996              1995
                                                                      3 MONTHS          3 MONTHS
                                                                    ENDED 3/31/96     ENDED 3/31/95
                                                                     (Unaudited)       (Unaudited)
                                                                    -------------     -------------
REVENUES
       Premiums earned                                                $2,353,680        $2,245,862
       Less reinsurance ceded                                            101,536           131,767
                                                                      ----------        ----------
            Net premiums earned                                        2,252,144         2,114,095
       Net investment income                                              52,201            48,265
       Other income                                                       30,688            27,503
                                                                      ----------        ----------
            Total Revenues                                             2,335,033         2,189,863
                                                                      ----------        ----------


BENEFITS, CLAIMS AND EXPENSES
       Benefits and claims                                             1,781,041         1,905,782
       Less reinsurance recoverable                                      132,316           100,149
                                                                      ----------        ----------
            Net benefits and claims                                    1,648,725         1,805,633
       Commissions                                                        92,253            62,075
       Underwriting, acquisition, insurance, and
            administrative expenses                                      457,232           514,588
       Taxes, licenses, and fees                                          23,689                 0
                                                                      ----------        ----------
            Total Benefits, Claims and Expenses                        2,221,899         2,382,296
                                                                      ----------        ----------


INCOME BEFORE INCOME TAXES                                               113,134          (192,433)

INCOME TAX PROVISION                                                      38,466                 0
                                                                      ----------        ----------
NET INCOME                                                               $74,668         ($192,433)
                                                                      ==========        ==========


NET INCOME PER SHARE
       (Based on Weighted Average Shares of
            Common Stock Outstanding during the
            year of 660,653 - 1996; 660,853 - 1995)                        $0.11            ($0.29)


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               QUARTERS ENDING MARCH 31, 1996 AND MARCH 31, 1995



                                                                               3 MONTHS            3 MONTHS
                                                                             ENDED 3/31/96      ENDED 3/31/95
                                                                             (Unaudited)        (Unaudited)
                                                                             -------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Premiums                                                                  $2,291,974          $2,114,095
     Net investment income                                                         16,224              48,265
     Other income                                                                  33,011              27,503
     Benefits and claims                                                       (1,757,076)         (1,781,277)
     Commissions                                                                 (107,237)            (62,075)
     Underwriting, acquisition, insurance, and
          administrative expenses                                                (552,126)           (514,588)
                                                                               ----------          ----------
               Net cash provided by (used in) operating activities                (75,230)           (168,077)
                                                                               ----------          ----------



CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from the sale or maturing of investments                            100,000              (4,065)
     Purchase of investments                                                            0             (75,000)
     Purchase of furniture and equipment                                          (42,365)            (68,627)
                                                                               ----------          ----------
               Net cash provided by (used in) investing activities                 57,635            (147,692)
                                                                               ----------          ----------


CASH FLOW FROM FINANCING ACTIVITIES
     Principal payments on capital lease payable                                   (4,899)                  0
                                                                               ----------          ----------
               Net cash provided by (used in) investing activities                 (4,899)                  0
                                                                               ----------          ----------



INCREASE (DECREASE) IN CASH                                                       (22,494)           (315,769)

CASH, BEGINNING OF YEAR                                                            37,252             396,944
                                                                               ----------          ----------
CASH, END OF YEAR                                                                 $14,758             $81,175
                                                                               ==========          ==========


Part I, Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Change in PBIC revenues for the 1st Quarter, 1996 and 1st Quarter, 1995 are shown below:

                                                                 3 Mths Ended         3 Mths Ended
                                                                    3/31/96              3/31/95
                                                                 ------------         ------------
Total Revenues                                                    $2,335,033           $2,189,863
Increase/(Decrease) in Revenues Compared to Preceding Period      $  145,170           $  (73,751)
Percentage of Change Compared to Preceding Period                       6.6%                (3.3%)

The primary components of PBIC's revenue are premiums, management fees and net investment income.

Changes in premium revenue for the 1st Quarter, 1996 and 1st Quarter, 1995 are shown below:

                                                                  3 Mths Ended        3 Mths Ended
                                                                     3/31/96             3/31/95
                                                                  ------------        ------------
Total Earned Premiums                                              $2,252,144          $2,114,095
Increase/(Decrease) in Premiums Compared to Preceding Period       $  138,049          $  (93,118)
Percentage of Change Compared to Preceding Period                        6.5%               (4.2%)

In the 1st Quarter, 1996 premiums increased by $138,049 from the 1st Quarter, 1995. The increase in premium is due to increasing sales of dental insurance and the addition of three associations with which the Company has contracted to provide major medical insurance as of March 1, 1996.

Components of the changes in net investment income for the 1st Quarter, 1996 and 1995 are shown below:

                                                                             3 Mths Ended         3 Mths Ended
                                                                                3/31/96             3/31/95
                                                                             ------------         ------------
Total Net Investment Income                                                     $52,201             $48,265

Increase/(Decrease) in Net Investment Income Compared to Preceding Period       $ 3,936             $16,014
Percent Change in Net Investment Income                                            8.2%               49.7%

In the three months ending March 31, 1996 investments experienced a 8.2% increase in total net investment income due to the increased market value of equities currently being held by PBIC.

General and Administrative expenses for the 1st Quarter, 1996 and 1995 are show below:


                                                                                     3 Mths Ended        3 Mths Ended
                                                                                        3/31/96             3/31/95
                                                                                     ------------        -------------
General & Admin. Expenses                                                              $457,232             $514,588
Increase/(Decrease) in General & Admin. Expenses Compared to Preceding Period
Percentage of Change Compared to Preceding Period                                        (11.1%)               (1.8%)

The decrease in general and administrative expense for the three months ending March 31, 1996 from the three months ending March 31, 1995 is due to management's efforts to control costs and properly accrue expenses. These expenses include audit, actuarial, and legal expenses which were not accrued for in prior periods.

Commission expenses for 1st Quarter of 1996 and 1995 are show below:

                                                                                     3 Mths Ended         3 Mths Ended
                                                                                       3/31/96             3/31/95
                                                                                     ------------         ------------
Total Commission Expenses                                                               $92,253             $ 62,075
Increase/(Decrease) in Commission Expenses Compared to Preceding Period
Percentage of Change Compared to Preceding Period                                         48.6%               (26.8%)

The increase in commission expense is due to an increase in gross written premiums for the 1st quarter of 1996. This increase is due to increased sales of dental and major medical insurance. First year commissions are higher than renewal commissions for major medical insurance and dental insurance has a higher commission structure than other lines of business which the Company markets.

LIQUIDITY

All funds in excess of immediate cash needs are invested in short-term money market funds, government bonds, and stock mutual funds. The current allocation of funds is government bonds 37.6%, cash 7.7%, common stock mutual funds 30.3%, short-term money market funds 24.4%.

The three months ending March 31, 1996 cash flow decreased by $(22,494). This decrease is primarily due to premium taxes of $23,689, which were paid in the first quarter of 1996. The prior year premium tax liability increased due to a decrease of the credit available from the Texas Guaranty Fund. The amount of these credits can vary from year to year. Increased commissions and acquisition expenses resulting from increased sales of insurance also contributed to this decrease in cash flow.

The Company does not expect to declare any dividends on its stock in the foreseeable future. No dividends have been declared or paid in the prior three years.


CAPITAL RESOURCES

PBIC currently does not have any outstanding debts. PBIC does not anticipate the need for any substantial new capital or debt in the foreseeable future.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 1:  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and December 31, 1995, the consolidated results of operations and its cash flow for the periods ended March 31, 1996 and March 31, 1995, and are of a normal recurring nature.

                          PART II.  OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS

                 None

         ITEM 2. CHANGES IN SECURITIES

                 None

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None

         ITEM 5. OTHER INFORMATION

                 On January 15, 1996 Professional Benefits Insurance Company
                 (PBIC) entered into a marketing agreement with Don M. Canada d.b.a. Professional Benefits Managers. As part of this agreement Mr. Canada moved the insurance of three associations to PBIC as of March 1, 1996. This agreement had a positive impact on PBIC's revenues. Based on the level of premium revenue as of December 31, 1995, the addition of the three associations will increase premium revenue by approximately 13.6%.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


                                  PROFESSIONAL BENEFITS INSURANCE COMPANY


Date    5-10-96                        /s/ JERRY  O. RAY
    _________________             __________________________________
                                           Signature
                                           Jerry O. Ray - President


Date    5-10-96                        /s/ STEVEN TAYLOR
    _________________             __________________________________
                                           Signature
                                           Steven Taylor - Controller

    EXHIBIT INDEX



    27  --  Financial Data Schedule