Form 10-Q
period 1996-06-30
PROFESSIONAL BENEFITS INSURANCE CO
filed 1996-08-14
CIK 911690

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                  FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                      For the quarter ended June 30, 1996


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                    ---------------------------------------
           (EXACT NAME OF SMALL BUSINESS AS SPECIFIED IN ITS CHARTER)

TEXAS                                                     74-2072635
(STATE OR OTHER                                           (IRS EMPLOYER
JURISDICTION INCORPORATION                                IDENTIFICATION NUMBER)
OR ORGANIZATION)

                        COMMISSION FILE NUMBER:  0-22344


10835 ROCKLEY ROAD
HOUSTON, TEXAS                                                          77099
- - ---------------                                                         -----
(Address or principal executive office)                               (Zip Code)


                                 (713) 561-9919
                                 --------------
                        (Registrant's telephone number)


Check mark whether the Issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]


The number of shares of Class A common stock the Registrant, par value $1.22 per share, issued and outstanding at June 30, 1996 was 587,129. The number of shares of Class B common stock the Registrant, par value $1.22 per share, issued and outstanding at June 30, 1996 was 73,524.

Transitional Small Business Disclosure Format: Yes [X]  No [ ]

                   PROFESSIONAL BENEFITS INSURANCE COMPANY

                              INDEX TO FORM 10-Q




PART 1  -  FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
ITEM 1.  Financial Statements.
           Consolidated Balance Sheets  -  June 30, 1996 and December 31, 1995..........     3
           Consolidated Income Statements  -  Three Months Ended and Six Months
             Ended June 30, 1996 and 1995...............................................     5
           Consolidated Statements of Cash Flows  -  Three Months Ended and Six Months
             Ended June 30, 1996 and 1995...............................................     6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................     7

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                            JUNE 30, 1996     DECEMBER 31, 1995*
                                                             (UNAUDITED)
                                                           ---------------    ------------------
INVESTMENTS
     Fixed maturity securities held for investment,
          at market value (amortized cost: June 30, 1996 -
          $1,080,939; and December 31, 1995 -  $1,230,62      $1,054,760             $1,220,642
     Common stock mutual funds, at market                      1,084,857                856,389
     Short-term investments, at cost                           1,403,153              1,420,523
                                                              ----------             ----------
          Total Investments                                    3,542,770              3,497,554
                                                              ----------             ----------

CASH                                                             128,917                 37,252

DUE FROM REINSURERS                                              772,405              1,006,756

ACCRUED INVESTMENT INCOME                                         10,824                 47,643

PREMIUMS DUE AND UNCOLLECTED                                      42,157                 28,551

ACCOUNTS RECEIVABLE                                              137,731                 36,584

LAND AND BUILDING, At Cost
     (Net of accumulated depreciation of
          $395,902 - 1996 and $376,794 - 1995)                   556,886                575,994

FURNITURE AND EQUIPMENT, At Cost
     (net of accumulated depreciation -
          $552,846 - 1996 and $529,326 - 1995)                   240,313                217,139

GUARANTY FUND ASSESSMENTS                                          7,326                 10,361

FEDERAL INCOME TAX RECEIVABLE                                    188,000                188,000

OTHER ASSETS, At Cost                                             56,881                 37,630
                                                              ----------             ----------

Total Assets                                                  $5,684,210             $5,683,464
                                                              ==========             ==========



*The amounts for December 31, 1995 were derived from amounts included in the audited financial statements filed as part of the Company's 1995 Form 10-KSB.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEETS (cont'd.)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             JUNE 30, 1996      DECEMBER 31, 1995*
                                                              (Unaudited)
                                                          --------------------  ------------------
LIABILITIES
     Future policy benefits                                   $  970,370             $1,052,509
     Policy claims                                             1,421,000              1,623,000
     Premiums received in advance                                179,102                100,488
     Unearned premium                                            101,150                      0
                                                              ----------             ----------
                                                               2,671,622              2,775,997


     Reinsurance payable                                          38,580                 31,820
     Federal income taxes payable                                 37,456                      0
     Deferred Tax Liability                                       64,400                  5,000
     Other liabilities                                           158,787                300,951
                                                              ----------             ----------
          Total Liabilities                                    2,970,845              3,113,768
                                                              ----------             ----------




STOCKHOLDERS' EQUITY
     Common stock
          Class A voting, $1.22 par value; 1,022,668
            authorized shares; 587,129 and issued and
            outstanding in 1996 and 1995                         716,594                716,594
          Class B nonvoting, $1.22 par value; 136,720
            authorized shares; 73,524 issued and
            outstanding in 1996 and 1995                          89,699                 89,699

     Additional paid-in capital                                  536,214                536,464
     Unrealized gain on investments
          (net of deferred income tax benefits(liabilities)
          of $(80,600) - 1996 and $(21,200) - 1995)              156,544                 41,959
     Retained earnings                                         1,214,314              1,184,980
                                                              ----------             ----------
          Total Stockholders' Equity                           2,713,365              2,569,696
                                                              ----------             ----------

              Total Liabilities and Stockholders' Equity      $5,684,210             $5,683,464
                                                              ==========             ==========





*The amounts for December 31, 1995 were derived from amounts included in the audited financial statements filed as part of the Company's 1995 Form 10-KSB.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                         CONSOLIDATED INCOME STATEMENT
                QUARTERS ENDING JUNE 30, 1996 AND JUNE 30, 1995




                                                          1996                               1995
                                              -----------------------------      -----------------------------
                                                 3 MONTHS        6 MONTHS           3 MONTHS        6 MONTHS
                                              ENDED 6/30/96   ENDED 6/30/96      ENDED 6/30/95   ENDED 6/30/95
                                                       (UNAUDITED)                        (UNAUDITED)
                                              -----------------------------      -----------------------------
REVENUES
   Premiums earned                               $2,161,093      $4,514,773         $2,109,011      $4,354,873
   Less reinsurance ceded                           134,907         236,443            144,042         275,809
                                                 ----------      ----------         ----------      ----------
        Net premiums earned                       2,026,186       4,278,330          1,964,969       4,079,064
   Net investment income                             20,774          72,975             98,475         146,740
   Other income                                      17,646          48,334             47,596          75,099
                                                 ----------      ----------         ----------      ----------
        Total Revenues                            2,064,606       4,399,639          2,111,040       4,300,903
                                                 ----------      ----------         ----------      ----------


BENEFITS, CLAIMS AND EXPENSES
   Benefits and claims                            1,443,962       3,225,003          1,629,608       3,535,390
   Less reinsurance recoverable                      18,423         150,739            253,970         354,119
                                                 ----------      ----------         ----------      ----------
        Net benefits and claims                   1,425,540       3,074,264          1,375,638       3,181,271
   Commissions                                      127,859         220,112             75,992         138,067
   Underwriting, acquisition, insurance, and
        administrative expenses                     378,260         835,492            427,678         942,266
   Taxes, licenses, and fees                        135,917         159,606            113,319         113,319
                                                 ----------      ----------         ----------      ----------
        Total Benefits, Claims and Expenses       2,067,576       4,289,474          1,992,627       4,374,923
                                                 ----------      ----------         ----------      ----------


INCOME BEFORE INCOME TAXES                           (2,970)        110,165            118,413         (74,020)

INCOME TAX PROVISION                                 (1,010)         37,456                  0               0
                                                 ----------      ----------         ----------      ----------

NET INCOME (LOSS)                                   ($1,960)        $72,709           $118,413        ($74,020)
                                                 ==========      ==========         ==========      ==========


NET INCOME (LOSS) PER SHARE
   (Based on Weighted Average Shares of
        Common Stock Outstanding during the
        year of 660,653 - 1996; 660,853 - 1995       ($0.00)          $0.11              $0.18          ($0.11)

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                QUARTERS ENDING JUNE 30, 1996 AND JUNE 30, 1995




                                                                               1996                               1995
                                                                 -----------------------------      -----------------------------
                                                                    3 MONTHS        6 MONTHS           3 MONTHS        6 MONTHS
                                                                 ENDED 6/30/96   ENDED 6/30/96      ENDED 6/30/95   ENDED 6/30/95
                                                                  (UNAUDITED)     (UNAUDITED)        (UNAUDITED)     (UNAUDITED)
                                                                 -----------------------------      -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Premiums                                                     $  2,178,284     $ 4,470,258        $ 2,317,824     $ 4,431,919
     Net investment income                                              16,418          32,642             47,828          96,093
     Other income                                                       28,069          61,080             52,018          79,521
     Benefits and claims                                            (1,547,595)     (3,304,671)        (1,756,398)     (3,537,675)
     Commissions                                                      (148,864)       (256,101)           (84,522)       (146,597)
     Underwriting, acquisition, insurance, and
       administrative expenses                                        (509,629)     (1,061,755)          (582,098)     (1,096,686)
                                                                  ------------     -----------        -----------     -----------
         Net cash provided by (used in) operating activities            16,683         (58,547)            (5,348)       (173,425)
                                                                  ------------     -----------        -----------     -----------




CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from the sale or maturing of investments                 100,000         200,000            387,538         383,473
     Purchase of investments                                                 0               0            (75,000)       (150,000)
     Purchase of furniture and equipment                                     0         (42,365)           (96,712)       (165,339)
                                                                  ------------     -----------        -----------     -----------
         Net cash provided by (used in) investing activities           100,000         157,635            215,826          68,134
                                                                  ------------     -----------        -----------     -----------



CASH FLOW FROM FINANCING ACTIVITIES
     Principal payments on capital lease payable                        (2,524)         (7,423)                 0               0
                                                                  ------------     -----------        -----------     -----------
         Net cash provided by (used in) investing activities            (2,524)         (7,423)                 0               0
                                                                  ------------     -----------        -----------     -----------




INCREASE(DECREASE) IN CASH                                             114,159          91,665            210,478        (105,291)

CASH, BEGINNING OF PERIOD                                               14,758          37,252             81,175         396,944
                                                                  ------------     -----------        -----------     -----------

CASH, END OF PERIOD                                               $    128,917     $   128,917        $   291,653     $   291,653
                                                                  ============     ===========        ===========     ===========

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1:  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and December 31, 1995, the consolidated results of operations and its cash flow for the periods ended June 30, 1996 and June 30, 1995, and are of a normal recurring nature.

Part I, Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Change in PBIC revenues for the 2nd Quarter, 1996 and 2nd Quarter, 1995 are shown below:

====================================================================================================
                               3 Mths Ended      6 Mths Ended      3 Mths Ended       6 Mths Ended
                                    6/30/96           6/30/96           6/30/95            6/30/95
====================================================================================================
Total Revenues                   $2,064,606        $4,399,639        $2,111,040         $4,300,903
- - ----------------------------------------------------------------------------------------------------
Increase/(Decrease) in
Revenues Compared to
Preceding Period                 $  (46,434)       $   98,736        $     (343)        $  (74,094)
- - ----------------------------------------------------------------------------------------------------
Percentage of Change
Compared to Preceding
Period                                (2.2%)              1.6%            (0.2%)             (1.7%)
====================================================================================================

The primary components of PBIC's revenue are premiums, management fees and net investment income. The decrease in revenue from 1995 is primarily due to decreases in investment income and management fees (management fees are included in other income).

Changes in premium revenue for the 2nd Quarter, 1996 and 2nd Quarter, 1995 are shown below:


===================================================================================================
                                3 Mths Ended     6 Mths Ended      3 Mths Ended       6 Mths Ended
                                     6/30/96          6/30/96           6/30/95            6/30/95
===================================================================================================
Net Earned Premiums               $2,026,186       $4,278,330        $1,964,969      $4,079,064
- - ---------------------------------------------------------------------------------------------------
Increase/(Decrease) in
Premiums Compared to
Preceding Period                  $   61,217       $  199,266        $ (112,219)     $ (205,338)
- - ---------------------------------------------------------------------------------------------------
Percentage of Change
Compared to Preceding
Period                                   3.1%             4.9%            (5.4%)          (4.8%)
===================================================================================================

In the 2nd Quarter, 1996 premiums increased by $61,217 from the 2nd Quarter, 1995. This increase in premiums is due to increasing sales of dental insurance and the addition of three associations with which the Company contracted to provide major medical insurance as of March 1, 1996.

The changes in net investment income for the 2nd Quarters, 1996 and 1995 are show below:

===================================================================================================
                               3 Mths Ended      6 Mths Ended      3 Mths Ended       6 Mths Ended
                                    6/30/96           6/30/96           6/30/95            6/30/95
===================================================================================================
Total Net Investment
Income                            $  20,774        $   72,975           $98,475           $146,740
- - ---------------------------------------------------------------------------------------------------
Increase/(Decrease) in
Net Investment Income
Compared to Preceding
Period                            $ (77,701)       $  (73,765)          $84,385           $100,399
- - ---------------------------------------------------------------------------------------------------
Percent Change in Net
Investment Income                    (78.9%)           (50.3%)            598.9%             216.7%
===================================================================================================

In the six months ending June 30, 1996 investments experienced a 50.3% decrease in total net investment income due to maturing bonds which have not yet been reinvested. This has resulted in a decrease in the interest income on the bond portfolio. The 1996 slowing equity market also resulted in capital gain and dividend distribution decreases in the equity portfolio.

General and Administrative expenses for the 2nd Quarter, 1996 and 1995 are show below:


====================================================================================================
                                3 Mths Ended     6 Mths Ended      3 Mths Ended       6 Mths Ended
                                     6/30/96          6/30/96           6/30/95            6/30/95
====================================================================================================
General & Admin.
Expenses                           $ 378,260       $  835,492        $  427,678         $  942,266
- - ----------------------------------------------------------------------------------------------------
Increase/(Decrease) in
General & Admin.
Expenses Compared to
Preceding Period                   $ (49,419)      $ (106,774)       $ (118,314)        $ (127,521)
- - ----------------------------------------------------------------------------------------------------
Percentage of Change
Compared to Preceding
Period                                (11.6%)          (11.3%)           (21.7%)            (11.9%)
====================================================================================================

General and administrative expenses have decreased by $106,774 from the six months ended June 30, 1995 as compared to the six months ended June 30, 1996 due to several factors. Due to increased efficiencies accounting fees have decreased by $27,100 and travel expenses have decreased by $5,900. The Company has purchased a client server system which has resulted in a decrease in computer equipment rental expense of $10,700. Also, due to favorable experience, Texas guaranty fund assessments have resulted in a decrease in expenses of $46,700.

Commission expenses for 2nd Quarters of 1996 and 1995 are show below:

====================================================================================================
                                3 Mths Ended     6 Mths Ended      3 Mths Ended       6 Mths Ended
                                     6/30/96          6/30/96           6/30/95            6/30/95
====================================================================================================
Total Commission
Expenses                            $127,859         $220,112           $75,992          $ 138,067
- - ----------------------------------------------------------------------------------------------------
Increase/(Decrease) in
Commission Expenses
Compared to Preceding
Period                              $ 51,867         $ 82,045           $ 6,964          $ (15,741)
- - ----------------------------------------------------------------------------------------------------
Percentage of Change
Compared to Preceding
Period                                  68.3%            59.4%             10.1%            (10.2%)
====================================================================================================

The increase in commission expenses is due to an increase in gross written premiums for the six months ending June 30, 1996. This increase is due to increased sales of dental and major medical insurance. Major medical insurance has higher first year commissions and dental insurance has a higher commission structure than other lines of business which the Company markets.

In addition to the changes described above, the mix of claims during the quarter ended June 30, 1996, while lower in aggregate dollars, included a larger number of total claims in comparison to the prior year. As a result of the lower average dollar per claim, reinsurance offsets against benefits declined significantly.

LIQUIDITY

All funds in excess of immediate cash needs are invested in short-term money market funds, Federal Loan Mortgage bonds, stock mutual funds, and certificates of deposits. The current allocation of funds is government bonds 37.5%, cash 5.7%, common stock mutual funds 32.5%, short-term money market funds 24.3%.

The six months ending June 30, 1996 cash flow increased by $91,665. This increase is due to proceeds from maturing investments of $200,000. This increase was partially off set by a decrease in cash resulting from commission expense.

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

                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


                                  PROFESSIONAL BENEFITS INSURANCE COMPANY


Date     8/13/96                  /s/ JERRY O. RAY
    -----------------             ----------------------------------
                                      Signature
                                      Jerry  O. Ray - President



Date     8/13/96                  /s/ STEVEN TAYLOR
    -----------------             ----------------------------------
                                      Signature
                                      Steven Taylor - Controller

                              INDEX TO EXHIBITS


            27  --  Financial Data Schedule