Form 10QSB
period 1996-09-30
PROFESSIONAL BENEFITS INSURANCE CO
filed 1996-11-14
CIK 911690

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                  FORM 10-QSB


              Quarterly report under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                    For the quarter ended September 30, 1996


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
           ----------------------------------------------------------
           (Exact Name of Small Business as Specified in Its Charter)

           TEXAS                                          74-2072635
------------------------------                       ----------------------
(State or Other Jurisdiction                             (IRS Employer
Incorporation or Organization)                       Identification Number)


                        COMMISSION FILE NUMBER: 0-22344


           10835 ROCKLEY ROAD
             HOUSTON, TEXAS                                   77099
---------------------------------------                     ----------
(Address or principal executive office)                     (Zip Code)


                                 (713) 561-9919
                        -------------------------------
                        (Registrant's telephone number)


Check mark whether the Issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----

The number of shares of Class A common stock the Registrant, par value $1.22 per share, issued and outstanding at September 30, 1996 was 587,129. The number of shares of Class B common stock the Registrant, par value $1.22 per share, issued and outstanding at September 30, 1996 was 73,524.

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                               INDEX TO FORM 10-Q




PART 1 - FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                        ----
ITEM 1.  Financial Statements.
           Consolidated Balance Sheets - September 30, 1996 and December 31, 1995 ..................      3
           Consolidated Income Statements - Three Months Ended and Nine Months
             Ended September 30, 1996 and 1995 .....................................................      5
           Consolidated Statements of Cash Flows - Three Months Ended and Nine Months
             Ended September 30, 1996 and 1995......................................................      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....      7

Item 1.  Financial Statements.


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS
                                     ------

                                                                       SEPTEMBER 30, 1996   DECEMBER 31, 1995*
                                                                           (Unaudited)
                                                                       ------------------   ------------------
INVESTMENTS
     Fixed maturity securities held for investment,
          at market value (amortized cost: September 30, 1996 -
          $1,062,960; and December 31, 1995 - $1,230,612)                   $1,043,071           $1,220,642
     Common stock mutual funds, at market                                      703,234              856,389
     Short-term investments, at cost                                         1,713,487            1,420,523
                                                                            ----------           ----------
          Total Investments                                                  3,459,792            3,497,554
                                                                            ----------           ----------

CASH                                                                           212,112               37,252

DUE FROM REINSURERS                                                            771,662            1,006,756

ACCRUED INVESTMENT INCOME                                                        6,475               47,643

PREMIUMS DUE AND UNCOLLECTED                                                    86,846               28,551

ACCOUNTS RECEIVABLE                                                            151,992               36,584

LAND AND BUILDING, At Cost
     (Net of accumulated depreciation of
          $405,456 - 1996 and $376,794 - 1995)                                 547,332              575,994

FURNITURE AND EQUIPMENT, At Cost
     (net of accumulated depreciation -
          $349,066 - 1996 and $529,326 - 1995)                                 235,475              217,139

GUARANTY FUND ASSESSMENTS                                                        5,734               10,361

FEDERAL INCOME TAX RECEIVABLE                                                  188,000              188,000

OTHER ASSETS, At Cost                                                           34,442               37,630
                                                                            ----------           ----------

Total Assets                                                                $5,699,862           $5,683,464
                                                                            ==========           ==========



* The amounts for December 31, 1995 were derived from amounts included in the audited financial statements filed as part of the Company's 1995 Form 10-KSB.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEETS (cont'd.)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      SEPTEMBER 30, 1996
                                                                          (Unaudited)      DECEMBER 31, 1995*
                                                                      ------------------   ------------------
LIABILITIES
     Future policy benefits                                               $  972,877           $1,052,509
     Policy claims                                                         1,506,000            1,623,000
     Premiums received in advance                                            206,539              100,488
     Unearned premium                                                         69,333                    0
                                                                          ----------           ----------
                                                                           2,754,749            2,775,997


     Reinsurance payable                                                      38,580               31,820
     Federal income taxes payable                                             41,380                    0
     Deferred Tax Liability                                                   56,100                5,000
     Other liabilities                                                       134,643              300,951
                                                                          ----------           ----------
          Total Liabilities                                                3,025,452            3,113,768
                                                                          ----------           ----------




STOCKHOLDERS' EQUITY
     Common stock
          Class A voting, $1.22 par value; 1,022,668
            authorized shares; 587,129 and issued and
            outstanding in 1996 and 1995                                     716,594              716,594
          Class B nonvoting, $1.22 par value; 136,720
            authorized shares; 73,524 issued and
            outstanding in 1996 and 1995                                      89,699               89,699

     Additional paid-in capital                                              536,214              536,464
     Unrealized gain on investments
          (net of deferred income tax benefits (liabilities)
          of $(51,100) - 1996 and $(21,200) - 1995)                           99,285               41,959
     Retained earnings                                                     1,232,618            1,184,980
                                                                          ----------           ----------
          Total Stockholders' Equity                                       2,674,410            2,569,696
                                                                          ----------           ----------

              Total Liabilities and Stockholders' Equity                  $5,699,862           $5,683,464
                                                                          ==========           ==========





* The amounts for December 31, 1995 were derived from amounts included in the audited financial statements filed as part of the Company's 1995 Form 10-KSB.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                         CONSOLIDATED INCOME STATEMENTS
           QUARTERS ENDING SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995




                                                                     1996                               1995
                                                        -----------------------------      ------------------------------
                                                          3 MONTHS        9 MONTHS           3 MONTHS        9 MONTHS
                                                        ENDED 9/30/96   ENDED 9/30/96      ENDED 9/30/95    ENDED 9/30/95
                                                                  (Unaudited)                      (Unaudited)
                                                        -----------------------------------------------------------------
REVENUES
   Premiums earned                                        $2,496,869      $6,910,492         $2,226,325      $6,581,198
   Less reinsurance ceded                                    135,572         372,015            150,650         426,459
                                                          ----------      ----------         ----------      ----------
        Net premiums earned                                2,361,297       6,538,477          2,075,675       6,154,739
   Net investment income                                      68,038         141,013             66,892         213,632
   Other income                                               31,229          79,563             29,283         104,382
                                                          ----------      ----------         ----------      ----------
        Total Revenues                                     2,460,564       6,759,053          2,171,850       6,472,753
                                                          ----------      ----------         ----------      ----------

BENEFITS, CLAIMS AND EXPENSES
   Benefits and claims                                     1,825,815       4,949,668          1,617,181       5,152,571
   Less reinsurance recoverable                               12,160         162,899             52,872         406,991
                                                          ----------      ----------         ----------      ----------
        Net benefits and claims                            1,813,655       4,786,769          1,564,309       4,745,580
   Commissions                                               189,102         409,214             70,187         208,254
   Underwriting, acquisition, insurance, and
        administrative expenses                              403,681       1,239,173            526,198       1,468,464
   Taxes, licenses, and fees                                  27,235         186,841             73,466         186,785
                                                          ----------      ----------         ----------      ----------
        Total Benefits, Claims and Expenses                2,433,673       6,621,997          2,234,160       6,609,083
                                                          ----------      ----------         ----------      ----------

INCOME BEFORE INCOME TAXES                                    26,891         137,056            (62,310)       (136,330)

INCOME TAX PROVISION                                          18,644          56,100                  0               0
                                                          ----------      ----------         ----------      ----------

NET INCOME (LOSS)                                         $    8,247      $   80,956         $  (62,310)      $(136,330)
                                                          ==========      ==========         ==========       =========
NET INCOME (LOSS) PER SHARE
   (Based on Weighted Average Shares of
        Common Stock Outstanding during the
        year of 660,653 - 1996; 660,853 - 1995)                $0.01           $0.12             $(0.09)         $(0.21)

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           QUARTERS ENDING SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                                              1996                               1995
                                                                -----------------------------      -----------------------------
                                                                   3 MONTHS        9 MONTHS           3 MONTHS        9 MONTHS
                                                                ENDED 9/30/96   ENDED 9/30/96      ENDED 9/30/95   ENDED 9/30/95
                                                                (Unaudited)     (Unaudited)        (Unaudited)     (Unaudited)
                                                                -----------------------------      -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Premiums                                                     $ 2,304,587     $ 6,774,845        $ 2,234,320     $ 6,666,239
     Net investment income                                              6,934          39,576            112,873         208,966
     Other income                                                      36,748          97,828             24,861         104,382
     Benefits and claims                                           (1,724,559)     (5,029,230)        (2,138,515)     (5,676,190)
     Commissions                                                     (157,895)       (413,996)           (67,933)       (214,530)
     Underwriting, acquisition, insurance, and
        administrative expenses                                      (349,128)     (1,410,883)          (386,575)     (1,483,261)
                                                                  -----------     -----------        -----------     -----------
           Net cash provided by (used in) operating activities        116,687          58,140           (220,969)       (394,394)
                                                                  -----------     -----------        -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from the sale or maturing of investments                      0         200,000            197,098         580,571
     Purchase of investments                                          (15,000)        (15,000)           (90,000)       (240,000)
     Purchase of furniture and equipment                              (15,743)        (58,108)           (28,320)       (193,659)
                                                                  -----------     -----------        -----------     -----------
           Net cash provided by (used in) investing activities        (30,743)        126,892             78,778         146,912
                                                                  -----------     -----------        -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES
     Principal payments on capital lease payable                       (2,749)        (10,172)                 0               0
                                                                  -----------     -----------        -----------     -----------
           Net cash provided by (used in) investing activities         (2,749)        (10,172)                 0               0
                                                                  -----------     -----------        -----------     -----------
INCREASE(DECREASE) IN CASH                                             83,195         174,860           (142,191)       (247,482)

CASH, BEGINNING OF PERIOD                                             128,917          37,252            291,653         396,944
                                                                  -----------     -----------        -----------     -----------

CASH, END OF PERIOD                                               $   212,112     $   212,112        $   149,462     $   149,462
                                                                  ===========     ===========        ===========     ===========

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 1:  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 1996 and December 31, 1995, the consolidated results of operations and its cash flow for the periods ended September 30, 1996 and September 30, 1995, and are of a normal recurring nature.

Part I, Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Change in PBIC revenues for the 3rd Quarter, 1996 and 3rd Quarter, 1995 are shown below:

 -----------------------------------------------------------------------------------------------------
                                  3 Mths Ended      9 Mths Ended      3 Mths Ended        9 Mths Ended
                                       9/30/96           9/30/96           9/30/95             9/30/95
 -----------------------------------------------------------------------------------------------------
  Total Revenues                    $2,428,747        $6,828,386        $2,171,850          $6,472,753
 -----------------------------------------------------------------------------------------------------
  Increase/(Decrease) in
  Revenues Compared to
  Preceding Period                    $256,897          $355,633           $27,669           $(46,425)
 -----------------------------------------------------------------------------------------------------
  Percentage of Change
  Compared to Preceding
  Period                                 11.8%              5.5%              1.3%              (0.7%)
 -----------------------------------------------------------------------------------------------------

The primary components of PBIC's revenue are premiums, management fees and net investment income. The increase in revenue from 1995 is primarily due to increases in premium income which is the result of new association business and increased sales of dental insurance.

Changes in premium revenue for the 3rd Quarter, 1996 and 3rd Quarter, 1995 are shown below:


 -----------------------------------------------------------------------------------------------------
                                 3 Mths Ended     9 Mths Ended      3 Mths Ended       9 Mths Ended
                                      9/30/96          9/30/96           9/30/95            9/30/95
 -----------------------------------------------------------------------------------------------------
 Net Earned Premiums               $2,329,480       $6,607,810        $2,075,675         $6,154,739
 -----------------------------------------------------------------------------------------------------
 Increase/(Decrease) in
 Premiums Compared to
 Preceding Period                  $  253,805       $  453,071        $  (35,566)        $ (239,696)
 -----------------------------------------------------------------------------------------------------
 Percentage of Change
 Compared to Preceding
 Period                                 12.2%             7.4%             (1.7%)             (3.7%)
 -----------------------------------------------------------------------------------------------------

In the 3rd Quarter, 1996 premiums increased by $253,805 from the 3rd Quarter, 1995. This increase in premiums is due to increasing sales of dental insurance and the addition of new associations and groups which the Company contracted with to provide major medical insurance.

The changes in net investment income for the 3rd Quarters, 1996 and 1995 are show below:

 --------------------------------------------------------------------------------------------------
                                3 Mths Ended      9 Mths Ended      3 Mths Ended       9 Mths Ended
                                     9/30/96           9/30/96           9/30/95            9/30/95
 --------------------------------------------------------------------------------------------------
 Total Net Investment
 Income                              $68,038         $ 141,013           $66,892           $213,632
 --------------------------------------------------------------------------------------------------
 Increase/(Decrease) in
 Net Investment Income
 Compared to Preceding
 Period                              $ 1,146         $(72,619)           $51,061           $151,460
 --------------------------------------------------------------------------------------------------
 Percent Change in Net
 Investment Income                      1.7%           (34.0%)            322.5%             243.6%
 --------------------------------------------------------------------------------------------------

In the nine months ending September 30, 1996 investments experienced a 34.0% decrease in total net investment income due to maturing bonds which have not yet been reinvested. The proceeds are currently held as money market funds. This has resulted in a decrease in the interest income on the portfolio.

General and Administrative expenses for the 3rd Quarters, 1996 and 1995 are show below:


 --------------------------------------------------------------------------------------------------
                                3 Mths Ended     9 Mths Ended      3 Mths Ended       9 Mths Ended
                                     9/30/96          9/30/96           9/30/95            9/30/95
 --------------------------------------------------------------------------------------------------
 General & Admin.
 Expenses                          $ 403,681       $1,239,173          $526,198         $1,468,464
 --------------------------------------------------------------------------------------------------
 Increase/(Decrease) in
 General & Admin.
 Expenses Compared to
 Preceding Period                  $(122,517)      $ (229,291)         $117,214         $  (10,307)
 --------------------------------------------------------------------------------------------------
 Percentage of Change
 Compared to Preceding
 Period                               (23.3%)          (15.6%)            28.7%              (0.7%)
 --------------------------------------------------------------------------------------------------

General and administrative expenses have decreased by $229,291 from the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1996 due to several factors. Due to increased efficiencies and the monthly timing of recording accruals accounting fees have decreased by $79,000. The Company has purchased a client server system which has resulted in a decrease in computer equipment rental expense of $30,000. Also, due to favorable experience, Texas Guaranty Fund assessments have resulted in a decrease in expenses of $46,700.

Commission expenses for 3rd Quarters of 1996 and 1995 are show below:

 --------------------------------------------------------------------------------------------------
                                 3 Mths Ended     9 Mths Ended      3 Mths Ended       9 Mths Ended
                                      9/30/96          9/30/96           9/30/95            9/30/95
 --------------------------------------------------------------------------------------------------
 Total Commission
 Expenses                            $189,102         $409,214          $ 70,187          $208,254
 --------------------------------------------------------------------------------------------------
 Increase/(Decrease) in
 Commission Expenses
 Compared to Preceding
 Period                              $118,915         $200,960          $(2,382)          $(18,123)
 --------------------------------------------------------------------------------------------------
 Percentage of Change
 Compared to Preceding
 Period                                169.4%            96.5%            (3.3%)             (8.0%)
 --------------------------------------------------------------------------------------------------

The increase in commission expenses is due to an increase in gross written premiums for the nine months ending September 30, 1996. This increase is due to increased sales of dental and major medical insurance. Major medical insurance has higher first year commissions and dental insurance has a higher commission structure than other lines of business which the Company markets.


LIQUIDITY

All funds in excess of immediate cash needs are invested in short-term money market funds, Federal Loan Mortgage bonds, stock mutual funds, and certificates of deposits. The current allocation of funds is government bonds 35.2%, cash 7.0%, common stock mutual funds 23.7%, short-term money market funds 34.1%.

The nine months ending September 30, 1996 cash flow increased by $174,860.
This increase is due to increasing premium revenues and a decrease in claims as a percentage of premium.

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


                                        PROFESSIONAL BENEFITS INSURANCE COMPANY



Date     11/13/96                       /s/    JERRY O. RAY
         --------                       ----------------------------------
                                               Signature
                                               Jerry  O. Ray - President



Date     11/13/96                       /s/     STEVEN TAYLOR
         --------                       ----------------------------------
                                                Signature
                                                Steven Taylor - Controller

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                  -- Financial Data Schedule
