Form 10KSB
period 1996-12-31
PROFESSIONAL BENEFITS INSURANCE CO
filed 1997-03-27
CIK 911690

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996


                        COMMISSION FILE NUMBER:  0-22344
                        --------------------------------
                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                    ---------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             TEXAS                                           74-2072535
(STATE OR OTHER JURISDICTION                                (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                               10835 Rockley Road
                              Houston, Texas 77099
                    (Address of principal executive offices)
                    Issuer's telephone number (281) 721-1800

         Securities registered under Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS                                    NAME OF EACH EXCHANGE ON
                                                          WHICH REGISTERED
       None                                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                              Class A Common Stock


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year:  $9,602,613

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act). No actual market exists for the registrant's shares. Based solely on the most recent sale, Registrant believes that the Class A Common Stock has a value of approximately $2.00 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 1996:
587,129 Class A Common Stock and 73,524 Class B Common Stock.

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS.

         Professional Benefits Insurance Company ("Company") is a Texas domestic stock life insurance company which has been doing business under the Texas Board of Insurance for seventeen years. Originally incorporated on July 31, 1979 as TDA Life and Health Insurance Company, the corporation changed its name in 1988 to Professional Benefits Insurance Company.

         The Company provides life and health insurance primarily serving dental professionals in Texas, but including some professionals in adjoining and nearby states. Revenues from premiums and other considerations for 1996 totaled $9,602,613 with a net loss (after taxes) of $(457,785) and with total assets of $5,610,994 as reflected in the 1996 audited Financial Statements.

         The Company is a licensed indemnity life insurance company. Product lines include term life and comprehensive major medical (accident and health) insurance.

         The Company's reinsurance providers and respective A.M. Best Ratings are as follows:

                 Company                                        Rating                        Coverage
   American United Life Insurance Company                   A+  (Superior)             Individual Life Business
   Life Reassurance Corp. of America                        A+  (Superior)             Individual & Group Life Business
   Washington National Insurance Company                    A-  (Excellent)            Disability
   Lone Star Life                                           B   (Adequate)             Income Assurance
   Manufacturers Life Co. of America                        A++ (Superior)             Major Medical
   BCS Life Insurance Co.                                   A-  (Excellent)            Medical
   IOA Reassurance Pool Company                             Non-rated Pooling Syn.     Medical
   Transamerica Occidental Life Insurance Co.               A+  (Superior)             Individual Life Business
   Connecticut General Life Insurance Co.                   A+  (Superior)             Accidental Death

The maximum retention on one risk is as follows:

                 Accident and Health (major medical)                $125,000/year
                 Life                                               $ 25,000/life
                 Disability & Income Assurance                      $    300/month

INSURANCE IN FORCE

         Total insurance in force is as follows:

                 INDIVIDUAL LIFE INSURANCE               GROUP LIFE INSURANCE
                 -------------------------               --------------------
                 # OF          $ AMOUNT OF               # OF             $ AMOUNT OF
         YEAR    POLICIES      INSURANCE                 CERTIFICATES     INSURANCE
         ----    --------      -----------               ------------     -----------
         1996    520           25,110,500                2,860            32,527,500

                 INDIVIDUAL ACCIDENT                     GROUP ACCIDENT
                 AND HEALTH INSURANCE                    AND HEALTH INSURANCE
                 $ AMT OF ANNUAL                         $ AMT OF ANNUAL
         YEAR    PREMIUMS                                PREMIUMS
         ----    --------------------                    --------------------
         1996    $4,494,171                              $4,874,676

DESCRIPTION OF STOCK

         The Company is authorized to issue 1,022,668 shares of Class A Common Stock and 73,524 shares of Class B Common Stock, each with a par value of $1.22 per share. As of December 31, 1996, 587,129 shares of Class A Common Stock and 73,524 shares of Class B Common Stock were issued and outstanding.

         Class A Common Stock carries the right of one vote per share. Each share of Class A Common Stock will share in dividends and on dissolution equally with every other share of Class A Common and Class B Common Stock. Class B Common Stock is non-voting shares (but shares equal in value and earnings with every other share of Class A Common or Class B Common Stock).
The Articles of Incorporation deny the preemptive right of a holder of stock to acquire unissued or treasury shares of stock. The right of cumulative voting is further prohibited by the Articles of Incorporation.

EMPLOYEES

        The Company has 26 full time employees and 1 part-time employee.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive offices are located at 10835 Rockley Road, Houston, Texas. The Company owns and occupies all of its home office building, which has approximately 12,840 square feet of usable space. This space is adequate for the Company's current and planned needs.


ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's stock is not actively being traded on any market.

         As of December 31, 1996 there were 699 persons or entities holding 587,129 shares of Class A Common Stock, and one entity holding 73,524 shares of Class B Common Stock.

         Dividends have not been paid in any of the last two fiscal years.

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

         Changes in Company revenues for 1996 and 1995 are shown below:

                                             1996                   1995
                                             ----                   ----
Total Revenues                            $9,602,613             $8,539,247
Change in Revenues
   Compared to Preceding Year             $1,063,366               ($85,037)
                                                12.5%                  (1.0%)

The primary components of the Company's revenue are premium and net investment income.

         Changes in net premium revenue for 1996 and 1995 are shown below:

                                             1996                   1995
                                             ----                   ----
Total Premiums                            $9,126,520             $8,184,169
Change in Premiums
   Compared to Preceding Year               $942,351              ($197,705)
                                                11.5%                  (2.4%)

The increase in premium is due to increased marketing by the Company. The Company continues to successfully pursue its niche marketing strategy of targeting associations and the group dental market. Dental premium, on a cash basis, increased by 206% over the prior year, with group life increasing by 32%.

         Components of the changes in net investment income for 1996 and 1995 are shown below:

                                             1996                   1995
                                             ----                   ----
Total Net Investment Income               $349,998               $219,553
Change in Net Investment
   Income                                 $130,445               $ 64,894
                                                59%                    42%

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 (Continued)


The Company maintains a mix in its investment portfolio in the following percentages: investment grade bonds 39.5%, bond mutual funds (government obligation bonds) 34.2%, and money market funds 26.3%. Investment income increased in 1996 due to significant gains which were realized from the liquidation of the Company's equity mutual funds. The Company's investment philosophy is one of preservation of capital while providing current income.


         General and administrative expenses for 1996 and 1995 are shown below:

                                             1996             1995
                                             ----             ----
General and Administrative
   Expenses                               $2,100,777       $2,217,003
Change in General and
   Administrative Expenses
   Compared to Preceding Year             $ (116,226)      $  193,396
                                                (5.2%)            9.6%


General and administrative expenses have decreased from the prior year due to a decrease in accounting and actuarial fees. These fees have in aggregate decreased by $146,000 from the prior year. There were abnormally high accounting and actuarial fees in 1995 due to regulatory changes in 1995. This decrease is due to the return to a normal operating and regulatory environment in 1996.

         Total Commissions expense for 1996 and 1995 are shown below:

                                            1996            1995
                                            ----            ----
Total Commissions Expense                 $676,828         $376,867
Change in Commissions Expense
   Compared to Preceding Year             $299,961         $ 45,548
                                              79.6%            13.7%

Commissions expense increased over 1995 due to increased sales of dental and major medical insurance. First year commissions on major medical insurance are higher than those paid in latter years. Therefore commissions on major medical insurance written in 1996 should moderate in 1997. The commissions associated with the Company's dental product are significantly higher than commissions for major medical.

ITEM 6.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for the payment of policy benefits, operating expenses, commissions and funds for the purchase of assets for investment. These needs have been met by the Company with funds generated by its operations, from its reserves and liquid assets. Policy benefits as a percentage of earned premium was above historical averages in 1996 and 1995. The Company believes this is primarily due to the cyclical nature of policy benefits and will correct itself in the normal course of business. As an additional measure, the Company has imposed premium rate increases on some of its policyholders and is evaluating the need to impose further increases on other policyholders to help cover the portion of the increased cost of policy benefits which may not be temporary or cyclical in nature.

In addition to the Company's cash needs, the Company must maintain capital and surplus levels, determined on a statutory accounting basis, in order to conduct insurance business in the jurisdictions in which it is licensed. The Company is in compliance with all such requirements.

The Company had total assets of $5,610,994 and $5,683,464 for the years ended December 31, 1996 and 1995, respectively. The Company experienced cash flows from operations of $(63,301) and $(152,744) in the years ended December 31, 1996 and 1995 respectively.

ITEM 7.  FINANCIAL STATEMENTS.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ---
INDEPENDENT ACCOUNTANTS' REPORT.........................................................................     8

FINANCIAL STATEMENTS
      Balance Sheets....................................................................................     9
      Statements of Operations..........................................................................    11
      Statements of Changes in Stockholders' Equity.....................................................    12
      Statements of Cash Flows..........................................................................    13
      Notes to Financial Statements.....................................................................  14-24

CAUSON & WESTHOFF
================================================================================
                                        CERTIFIED PUBLIC ACCOUNTANTS

                                                          1707 S. Canton Avenue
                                                          Tulsa, Oklahoma 74112
                                                                 (918) 747-4870
                                                             fax (918) 747-4870



                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Professional Benefits Insurance Company
Houston, Texas


      We have audited the accompanying balance sheet of PROFESSIONAL BENEFITS INSURANCE COMPANY as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PROFESSIONAL BENEFITS INSURANCE COMPANY as of December 31, 1995 were audited by other accountants whose report dated March 8, 1996, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

      In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of PROFESSIONAL BENEFITS INSURANCE COMPANY as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       /s/ CAUSON & WESTHOFF



Tulsa, Oklahoma
March 7, 1997

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                     ASSETS

                                                         1996          1995
                                                      -----------   -----------
INVESTMENTS
    Fixed maturities, at market (amortized            $ 1,927,526   $ 1,220,642
        cost - $1,935,408 - 1996 and
        $1,230,621 - 1995)
    Common stock mutual funds, at market                  856,389
    Short-term investments (cost approximating
        market)                                           830,898     1,420,523
                                                      -----------   -----------
                                                        2,758,424     3,497,554

CASH                                                      729,252        37,252

REINSURANCE RECOVERABLE
    Current recoverable                                    52,084        16,590
    Future recoverable                                    839,100       990,166

ACCRUED INVESTMENT INCOME                                  10,763        47,643


PREMIUMS DUE AND UNCOLLECTED                              179,836        28,551

ACCOUNTS AND NOTE RECEIVABLE                               58,051        36,584

LAND AND BUILDING, AT COST
    (net of accumulated depreciation -
        $454,906 - 1996 and $376,794 - 1995)              497,882       575,994

FURNITURE AND EQUIPMENT, AT COST
    (net of accumulated depreciation -
        $328,861 - 1996 and $529,326 - 1995)              226,940       217,139

GUARANTY FUND ASSESSMENTS                                   3,654        10,361

DEFERRED TAX BENEFIT                                       28,000

FEDERAL INCOME TAX RECEIVABLE                             207,000       188,000

OTHER ASSETS, AT COST                                      20,008        37,630
                                                      -----------   -----------

                                                      $ 5,610,994   $ 5,683,464
                                                      ===========   ===========


See Notes to Financial Statements

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1996          1995
                                                      -----------   -----------
LIABILITIES
    Future policy benefits                            $ 1,048,334   $ 1,052,509
    Policy claims                                       1,905,000     1,623,000
    Premiums received in advance                          185,706       100,488
    Unearned premiums                                      56,324
                                                      -----------   -----------

                                                        3,195,364     2,775,997

    Reinsurance payable                                    57,463        31,820
    Deferred tax liability                                                5,000
    Other liabilities                                     311,397       300,951
                                                      -----------   -----------
                                                        3,564,224     3,113,768
                                                      -----------   -----------


STOCKHOLDERS' EQUITY
    Common stock
        Class A voting, $1.22 par value; 1,022,668
           authorized shares; 587,129 issued and
           outstanding in 1996 and 1995                   716,297       716,297
        Class B nonvoting, $1.22 par value; 136,720
           authorized shares; 73,524 issued and
           outstanding in 1996 and 1995                    89,699        89,699
    Additional paid-in capital                            536,214       536,214
    Unrealized gain (loss) on investments
        (net of deferred income tax benefits
        (liabilities) of $2,600 - 1996;
        $(21,200) - 1995)                                  (5,182)       41,959
    Retained earnings                                     709,742     1,185,527
                                                      -----------   -----------
                                                        2,046,770     2,569,696
                                                      -----------   -----------

                                                      $ 5,610,994   $ 5,683,464
                                                      ===========   ===========


See Notes to Financial Statements

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                    1996            1995
                                                ------------    ------------
REVENUES
    Premiums earned                             $  9,617,689    $  8,725,826
    Reinsurance ceded                               (491,169)       (541,657)
                                                ------------    ------------
        Net premiums earned                        9,126,520       8,184,169
    Net investment income                            349,998         219,553
    Other income                                     126,095         135,525
                                                ------------    ------------
                                                   9,602,613       8,539,247
                                                ------------    ------------

BENEFITS, CLAIMS, AND EXPENSES
    Benefits and claims                            7,782,007       6,895,595
    Reinsurance recoverable                         (278,214)       (382,488)
                                                ------------    ------------
        Net benefits and claims                    7,503,793       6,513,107
    Commissions                                      676,828         376,867
    Underwriting, acquisition, insurance, and
        administrative expenses                    2,100,777       2,217,003
                                                ------------    ------------
                                                  10,281,398       9,106,977
                                                ------------    ------------

INCOME BEFORE INCOME TAXES                          (678,785)       (567,730)

INCOME TAX PROVISION (CREDIT)                       (203,000)       (185,000)
                                                ------------    ------------

NET INCOME                                      $   (457,785)   $   (382,730)
                                                ============    ============

NET INCOME PER SHARE                            $       (.72)   $       (.58)
                                                ============    ============


See Notes to Financial Statements

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                COMMON STOCK
                                                                ----------------------------------------------
                                                  TOTAL              CLASS A                    CLASS B
                                               STOCKHOLDERS'    --------------------       -------------------
                                                  EQUITY        SHARES      AMOUNT         SHARES     AMOUNT
                                               -------------    -------   ----------       ------   ----------
BALANCE, DECEMBER 31, 1994                      $2,802,794      587,329   $  716,594       73,524   $   89,699

NET INCOME                                        (382,730)

TRANSFERS                                                0         (200)                     (297)

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $77,000         149,632
                                                ----------      -------   ----------       ------   ----------

BALANCE, DECEMBER 31, 1995                       2,569,696      587,129      716,297       73,524       89,699

NET INCOME                                        (475,785)

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $24,000         (47,141)
                                                ----------      -------   ----------       ------   ----------
BALANCE, DECEMBER 31, 1996                      $2,046,770      587,129   $  716,297       73,524   $   89,699
                                                ==========      =======   ==========       ======   ==========

                                                              UNREALIZED
                                                  PAID-IN   DEPRECIATION ON  RETAINED
                                                  CAPITAL     INVESTMENTS    EARNINGS
                                                ----------    ----------    ----------
BALANCE, DECEMBER 31, 1994                      $  536,464    $ (107,673)   $1,567,710

NET INCOME                                                                    (382,730)

TRANSFERS                                             (250)                        547

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $77,000                       149,632
                                                ----------    ----------    ----------

BALANCE, DECEMBER 31, 1995                         536,464        41,959     1,185,527

NET INCOME                                                                    (475,785)

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $24,000                       (47,141)
                                                ----------    ----------    ----------
BALANCE, DECEMBER 31, 1996                      $  536,214    $   (5,182)   $  709,742
                                                ==========    ==========    ==========


See Notes to Financial Statements

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                   1996            1995
                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Gross premiums                              $ 9,607,947    $ 8,637,588
    Reinsurance ceded                              (465,526)      (549,699)
    Net investment income                           230,372        193,106
    Other income                                     90,831        130,002
    Gross benefits and claims                    (7,504,182)    (6,703,021)
    Reinsurance recoveries                          393,786        335,097
    Commissions                                    (726,699)      (374,904)
    Underwriting, acquisition, insurance, and
        administrative expenses                  (1,873,455)    (1,802,913)
    Income taxes                                    188,000        (18,000)
                                                -----------    -----------
    Deposits                                         (4,375)
                                                -----------    -----------
               Net cash provided by (used in)
                  operating activities              (63,301)      (152,744)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from the maturing of investments    (1,389,720)       978,787
    Proceeds from the sale of furniture and
        equipment                                                      757
    Purchase of investments                       2,215,013       (940,000)
    Purchase of furniture and equipment             (69,992)      (106,492)
                                                -----------    -----------
               Net cash provided by (used in)
                  investing activities              755,301        (66,948)
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                         692,000       (219,692)

CASH, BEGINNING OF YEAR                              37,252        256,944
                                                -----------    -----------

CASH, END OF YEAR                               $   729,252    $    37,252
                                                ===========    ===========


See Notes to Financial Statements

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Professional Benefits Insurance Company is a stock life, accident, and health insurance company organized under the laws of the state of Texas. The Company's principal lines of business consist primarily of marketing, underwriting, and servicing of group accident and health insurance policies. The Company also markets, underwrites, and services dental, disability, professional overhead, and group life insurance policies. This insurance is primarily sold to members of various professional organizations throughout the southwest United States.

    The Company also prepares financial statements on the basis of statutory accounting principles for the purpose of filing with state insurance departments.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS

    Fixed maturity investments, all of which are considered to be available-for-sale, are reported at fair value, with net unrealized gains and losses included in equity, net of applicable income taxes. Unrealized losses which are other than temporary are recognized in earnings. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity. In prior years, such investments were reported at cost, adjusted for amortization of premium or discount and for other than temporary decreases in market value. Realized gains and losses are included in net investment income.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (Continued)

INVESTMENTS (Continued)

    Common stock mutual funds were entirely disposed during 1996. The realized gain on the disposal thereof is included in net investment income. In 1995, common stock mutual funds were recorded at current market value. Net unrealized gains and losses were included in equity, net of applicable income taxes.

    Short-term investments represent investments in short-term money market funds and certificates of deposit which mature at specific future dates of less than one year. Interest on certificates of deposit and other short-term investments is recorded as revenue when it is earned.

    Realized gains and losses are recognized on the specific identification basis.

RECOGNITION OF PREMIUM REVENUES, RELATED EXPENSES, AND FUTURE POLICY BENEFITS

    Premiums on life insurance policies are reported as earned when due. The liabilities for future policy benefits and expenses are computed using the Commissioner's reserve valuation method including assumptions as to investment yields and mortality. Policies issued prior to 1985 are based upon the 1958 Commissioner's standard ordinary mortality table, assuming interest rates from 3% to 4.5%. Policies issued during 1985 and thereafter are based upon the 1980 Commissioner's standard ordinary mortality table, assuming interest rates from 4.5% to 5.5%. There is no material difference between future life insurance policy benefit liabilities for financial reporting and statutory purposes inasmuch as such policies consist only of term coverages with no cash values accruing.

    Premiums for accident and health policies are recognized ratably over the period of insurance coverage. The liabilities for insurance claims are determined using statistical analyses and represent estimates of the ultimate net cost of all reported and unreported claims which are unpaid at year end, including provisions for extended benefits. Although it is not possible to measure the degree of variability inherent in such estimates, management believes the liabilities for insurance claims are adequate. The estimates are reviewed periodically by management, and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (Continued)

REINSURANCE

    In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $125,000 of coverage per individual on major medical policies and $25,000 of coverage per individual life policies. The Company maintains a separate major medical reinsurance treaty with a $0 deductible (zero retention) to cover organ transplants.


REAL ESTATE

    Real estate is recorded at cost and represents the Company's home office, land and building. Depreciation has been provided on the straight-line method over the useful life of the building. Maintenance and repairs which do not materially extend the useful life are charged to expense as incurred. Depreciation expense recognized during 1996 and 1995 was $78,112 and $35,031, respectively.


FURNITURE AND EQUIPMENT

    Furniture and equipment are recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to seven years. Depreciation expense recognized during 1996 and 1995 was $56,438 and $44,676, respectively.


INCOME TAXES

    Deferred tax assets and liabilities are recognized for the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. Such temporary differences are principally related to the deferral of accrued premiums and losses as defined under the Internal Revenue Code, and depreciation, as well as unrealized gains and losses, on investments.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (Continued)

NET INCOME PER SHARE OF COMMON STOCK

    Net income per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Stock options are common stock equivalents but have no material impact on the total weighted number of shares outstanding.


NOTE 2: INVESTMENTS IN DEBT AND EQUITY SECURITIES

    The amortized cost and approximate fair value of fixed-maturity securities are as follows:

                                                                 DECEMBER 31,1996
                                           -------------------------------------------------------------
                                                              GROSS           GROSS          APPROXIMATE
                                             AMORTIZED      UNREALIZED      UNREALIZED          FAIR
                                               COST           GAINS          (LOSSES)           VALUE
                                           -----------     -----------      -----------      -----------
Fixed-maturity securities
    U. S. Treasury bond funds              $   899,382     $     1,573                $      $   900,955
    U. S. Treasury and other U.S.
       government corporations and
       agencies                                747,065          (9,124)         736,941
    Mortgage-backed securities (FHLMC)         289,961            (331)         289,630
                                           -----------     -----------      -----------      -----------
                                             1,935,408           1,573           (9,455)       1,927,526
Short-term investments                         830,898         830,898
                                           -----------     -----------      -----------      -----------
                                           $ 2,766,306     $     1,573      $    (9,455)     $ 2.758,424
                                           ===========     ===========      ===========      ===========

                                                                 DECEMBER 31,1995
                                           -------------------------------------------------------------
                                                              GROSS           GROSS          APPROXIMATE
                                             AMORTIZED      UNREALIZED      UNREALIZED          FAIR
                                               COST           GAINS          (LOSSES)           VALUE
                                           -----------     -----------      -----------      -----------
Fixed-maturity securities
    U. S. Treasury and other U.S.
       government corporations and
       agencies                            $   873,633     $     9,586                $      $   883,219
    Mortgage-backed securities (FHLMC)         356,988         (19,565)         337,423
                                                           -----------      -----------      -----------
                                             1,230,621           9,586          (19,565)       1,220,642
Common stock mutual funds                      783,251          73,138          856,389
                                           -----------     -----------      -----------      -----------
                                             2,013,872          82,724          (19,565)       2,077,031
Short-term investments                       1,420,523       1,420,523
                                           -----------     -----------      -----------      -----------
                                           $ 3,434,395     $    82,724      $   (19,565)     $ 3,497,554
                                           ===========     ===========      ===========      ===========

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 2: INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)

    Maturities of fixed-maturity securities at December 31, 1996:

                                     AMORTIZED    APPROXIMATE
                                        COST      FAIR VALUE
                                     ----------   -----------
One year or less                     $  899,382   $  900,955
After one through five years            746,065      736,941
After five through ten years
Mortgage-backed securities not due
    on a single maturity date           289,961      289,630
                                     ----------   ----------
                                     $1,935,408   $1,927,526
                                     ==========   ==========

    Major categories of investment income are summarized as follows:

                                1996         1995
                              --------     --------
Fixed maturities              $ 57,423     $ 76,574
Common stock mutual funds      206,083       66,430
Short-term investments          86,492       76,549
                              --------     --------
                              $349,998     $219,553
                              ========     ========

    The Company has certificates of deposits totaling $700,000 and $600,00 on deposit with regulatory authorities to meet statutory requirements as of December 31, 1996 and 1995, respectively.

NOTE 3: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

    Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

INSURANCE CLAIM LIABILITIES

    The Company has recorded future policy benefits of $1,048,334 and $1,052,509 and policy claims of $1,905,000 and $1,623,000 at December 31, 1996 and 1995, respectfully. Management currently believes the accruals for liabilities associated with the insurance claims are adequate. However, the ultimate claim expense will depend on actual claims paid. Consequently, it is possible the estimated liability accrued for claims during the policy period covered by the financial statements may materially change.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 3: SIGNIFICANT ESTIMATES AND CONCENTRATIONS (Continued)

REVENUES FROM TRADE ASSOCIATIONS

    The Company sells group accident and health insurance to trade associations. Approximately 31%, 14%, and 24% of the Company's premium revenues for the year ended December 31, 1996, and approximately 33%, 30%, and 19% of the Company's premium revenues for the year ended December 31, 1995, were from three unrelated individual associations.

REVENUES FROM GROUP ACCIDENT AND HEALTH INSURANCE

    The Company derived approximately 75% and 90% of its revenues in 1996 and 1995, respectfully, from sales of group accident and health insurance, principally to trade associations located in the southwest United States.

NOTE 4:    PRINCIPLES OF CONSOLIDATIONS

    The 1995 financial statements presented herein were consolidated to include the accounts of the Company and its 100% owned subsidiary, Direct Reimbursement Services, Inc. The accounts of Direct Reimbursement Services, Inc. reflected no retained earnings at December 31, 1995. Therefore, the consolidated statements were identical to the Company's financial statements before consolidation. During 1996, Direct Reimbursement Services, Inc. was officially dissolved. Therefore, the December 31, 1996 data reflected in these financial statements are Company balances, are not consolidated, and are comparable to the December 31, 1995 data presented herein.

NOTE 5:    REINSURANCE

    Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts, if any, deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 6:    LEASES

    The Company entered into a capital lease for computer equipment effective January 1, 1995.

    Future minimum lease payments as of December 31, 1996, were:

                  1997                              $ 19,463
                  1998                                19,463
                  1999                                19,463
                                                    --------
           Future minimum lease payments              58,389
           Less amount representing interest          12,814
                                                    --------

                                                    $ 45,575
                                                    ========

NOTE 7:    STOCKHOLDERS' EQUITY AND RESTRICTIONS

    Generally, dividends to stockholders are limited to amounts which exceed minimum capital and surplus requirements determined in accordance with statutory accounting principles. Under the Texas Insurance Code, the Company must maintain minimum capital of the greater of $100,000 or par value of the outstanding common stock and minimum surplus of $100,000.

    The Company must additionally comply with minimum statutory capital and surplus requirements in the various states in which it is currently licensed. These minimum combined statutory capital and surplus requirements range between $500,000 and $1,200,000.

    Net income and stockholders' equity, as determined in accordance with statutory accounting practices based upon audited reports, are as follows:

                                             1996               1995
                                          -----------        -----------
           Net Income (Loss)              $  (394,960)       $  (365,165)
                                          ===========        ===========

           Stockholders' Equity           $ 1,740,531        $ 2,165,665
                                          ===========        ===========

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995
NOTE 8:    INCOME TAXES

    The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                            1996           1995
                                          --------      --------
Deferred tax assets:
    Discounted future claims              $ 23,000      $ 18,500
    Policy acquisition costs                 2,000         1,700
    Unrealized loss on investments           2,600
    Accumulated depreciation                 1,400
    Other                                                    500
                                          --------      --------
                                            29,000        20,700
                                          --------      --------

Deferred tax liabilities:
Unrealized gain on investments                           (21,200)
Accumulated depreciation                                  (4,500)
Other                                       (1,000)
                                          --------      --------
                                            (1,000)      (25,700)
                                          --------      --------

   Net deferred tax asset (liability)     $ 28,000      $ (5,000)
                                          ========      ========


    The provision for income taxes includes these components:

                                     1996           1995
                                  ---------      ---------
Tax currently receivable          $(207,000)     $(188,000)
Deferred income tax liability         4,000          3,000
                                  ---------      ---------

                                  $(203,000)     $(185,000)
                                  =========      =========

    A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                  1996           1995
                                               ---------      ---------

Computed at the statutory rate of 34%          $(204,666)     $(193,028)
Increase (decrease) in tax resulting from:
    Nondeductible expenses                         1,666          3,000
    Other                                          5,028
                                               ---------      ---------

                                               $(203,000)     $(185,000)
                                               =========      =========

    Deferred income taxes related to the change in unrealized appreciation (depreciation) on available-for-sale securities, shown in stockholders' equity, were $2,600 and $(21,200) for 1996 and 1995, respectively.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 9:    DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

    The Company has a noncontributory 401(k) plan which provides for employer contributions to be made only from current or accumulated net profits not to exceed the maximum amount deductible for federal income tax purposes. To be eligible for participation, an employee must be at least 21 years of age and have accumulated 1,000 hours of service as of the anniversary date of the plan nearest the date eligibility requirements are met. Participant interests in employer contributions are vested over a period from two to six years. No contributions were made by the Company in 1996. Contributions of $7,366 were made by the Company in 1995.

NOTE 10:   STOCK OPTIONS

    On July 14, 1990, the Board of Directors of Professional Benefits Insurance Company authorized the granting of stock options to Board members and certain key employees. The stock options were immediately exercisable upon grant and enable the grantees to purchase Class A common stock at a price of $2 per share. The July 14, 1990 stock options expired during 1996. On December 30, 1996, the Board of Directors authorized the granting of 5,000 new stock options to each of the Directors. The new options are exercisable at the same price and terms as the expired options. The new options are currently scheduled to expire December 30, 2001.

                                            1996       1995
                                           ------     ------
Options outstanding, beginning of year     60,000     85,000
Granted                                    30,000
Expired                                    60,000     25,000
Exercised                                  ------     ------

Options outstanding, end of year           30,000     60,000
                                           ======     ======

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 11:   ADDITIONAL CASH FLOW INFORMATION

           RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                                                             1996              1995
                                                                                          ----------       -----------
           Net income (loss)                                                              $ (475,785)      $  (382,730)
           Adjustments to reconcile net income to net cash provided by operating activities
               Depreciation and amortization                                                 138,303            79,372
               Amortization from investments                                                     726              (731)
               Realized gain from investments                                               (157,232)
               Provision for deferred income taxes                                            (9,800)            3,000
               Decrease (increase) in receivables                                            (21,466)           (5,523)
               Decrease (increase) in premiums due                                          (151,284)            4,768
               Decrease (increase) in accrued investment income                               36,880           (25,716)
               Decrease (increase) in amounts recoverable and                                139,899           134,765
                  due from reinsurers and other assets
               Increase (decrease) in future policy benefits                                  (4,175)            3,574
               Increase (decrease) in other policy claims and
                  benefits payable                                                           282,000           189,000
               Increase (decrease) in unearned premiums and advance
                  premiums                                                                   141,542           (88,238)
               Increase (decrease) current income taxes payable or
                  receivable                                                                 (19,000)         (206,000)
               Decrease in accounts payable, accrued expenses,
                  and amounts due reinsurers                                                  36,091           141,715
                                                                                          ----------       -----------

                      Net cash provided by (used in) operations                           $  (63,301)      $  (152,744)
                                                                                          ==========       ===========

NOTE 12:   CONTINGENCIES

    The Company is a defendant in, and is threatened with, various legal proceedings with respect to claims arising from insurance coverages. Such litigation is taken into account in establishing claim reserves. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, to the extent not provided for, is not likely to have a material effect on the financial position or results of operations of the Company.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 13:   COMMISSIONS

    Commissions expense is calculated as a percentage of written premium. Commission rates vary based on the type of insurance policy written and for first year policies versus subsequent renewals. As discussed in Note 3, the Company's mix between accident and health insurance and other insurance changed during 1996 to reflect a larger percentage of other types of insurance. A large component of the other insurance during the 1996 is dental insurance. Dental insurance has a higher commission structure than other policy lines which the Company markets. The mix of first year premium as a percentage of total premium was 40% and 21% in 1996 and 1995, respectively. Commission expense was $676,828 and $376,867 in 1996 and 1995, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Notification of the change in accountants of the Company was made in Form 8-K filed on February 19, 1997

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

                 Name                    Age       Since     Position
                 ----                    ---       -----     --------
A.  Directors

      James Ople Henry, Jr., DDS         64        1981

      William Lloyd Glenn, Jr., DDS      73        1979

      Robert Warren Little, DDS          76        1981

      Hobert Phillip Lundblade, DDS      67        1979

      Barham Dale Rhodes, DDS            71        1979

      Jerry Odis Ray                     51        1995


B.  Executive Officers

      James Ople Henry, Jr., DDS         64        1995      Chairman

      Jerry Odis Ray                     51        1995      President

      William Lloyd Glenn, Jr., DDS      73        1979      Secretary

      Robert Warren Little, DDS          76        1995      Treasurer


C.  Other Key Employees

      Jerry Campbell                     44        1993      Vice-President

      Tammy Skains                       33        1993      Assistant Vice-
                                                             President

      Steven Taylor                      37        1995      Controller

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
         (CONTINUED).

         D.   Business Experience:

         WILLIAM L. GLENN, JR., DDS, has been Secretary and a Director of the Company since its organization in 1979. He has practiced dentistry for over 50 years. He served from 1964 to 1969 as Vice-President for the Texas Dental Association. He also served six years as Chairman of the TDA Council on Constitution Bylaws. He was a founder and Chairman of the Board of Galveston Savings and Loan Association (a Texas stock company) from 1975-1983 which was sold while in a strong financial position. He was also past President of the Rotary Club of Galveston and of the Southwest Restorative Academy. Dr. Glenn serves on the Company's Executive Committee.

         JAMES O. HENRY, JR., DDS, has been a Director of the Company since 1981 and served as Treasurer from March 1990 through October 1995. He has served as Chairman of the Board since October 1995. Dr. Henry practiced dentistry for 15 years and is currently on the Faculty of Baylor College of Dentistry where he has served as Assistant Dean for 20 years. He was a Director of the First Republic Bank Dallas East in Dallas, Texas and served as the Secretary-Treasurer of the Texas Dental Association for 6 years. Dr. Henry serves on the Company's Executive Committee.

         ROBERT W. LITTLE, DDS, has been a Director of the Company since 1981. Dr. Little has served as Treasurer of the Company since 1995. He has practiced dentistry for over 39 years. Dr. Little serves on the Company's Investment Committee and serves on the Company's Executive Committee.

         HOBERT P. LUNDBLADE, DDS, is a founding Director of the Company and has served on the Board since its organization in 1979. He has practiced dentistry for over 39 years. He served as Mayor of Castle Hills, Texas for over 23 years, and was a former Director of Castle Hills National Bank in San Antonio, Texas. Dr. Lundblade serves on, and is Chairman of, the Company's Audit Committee and serves on the Company's Investment Committee.

         JERRY O. RAY, FLMI has been a Director of the Company since October, 1995. He has worked in the insurance industry for over 21 years, serving as Vice-President for Philadelphia American Life Insurance Company and American General Life Insurance Company. He is a Fellow of the Life Management Institute. He served as Chief Operating Officer from 1990 through October, 1995. Mr. Ray currently serves as President and Chief Executive Officer of the Company and serves on the Company's Executive Committee.

         BARHAM D. RHODES, DDS, has been a Director since its organization in 1979. He practiced dentistry for over 40 years. He is a Director of Community State Bank in Lufkin, Texas. Dr. Rhodes serves on, and is Chairman of, the Company's Investment Committee and serves on the Company's Audit Committee.

         JERRY CAMPBELL was hired in May, 1989. He was promoted to his current position of Vice-President in November, 1996. Mr. Campbell has a total of 17 years industry experience specializing in underwriting, reinsurance and compliance.

         TAMMY SKAINS was employed by PBIC in May of 1993 as Assistant Director of Administration. She was promoted to her current position of Assistant Vice-President in June, 1996. Ms. Skains was employed as the Administrative/Accounting Supervisor of a local group dental practice for five years prior to her association with the Company.

         STEVEN TAYLOR joined the Company as Controller in May, 1995. He has held various financially related positions in the industry during the last 11 years. Mr. Taylor's experience includes financial reporting, strategic planning, and expense management.

         E.   Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of the outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

                To the Company's knowledge, the Section 16(a) filing requirements applicable to James O. Henry, Jr., William L. Glenn, Jr., Robert W. Little, Hobert P. Lundblade, Barham D. Rhode and Jerry O. Ray relating to each of their shareholdings in the Company and the stock options granted to them on December 30, 1996 have not been complied with as no reports have been filed.

ITEM 10.         EXECUTIVE COMPENSATION.

         A.      Summary Compensation Table:

                                                                                     Other Annual
                                                                                     & Long-Term
                 Names & Position          Year    Salary           Bonuses          Compensation
                 ----------------          ----    ------           -------          ------------

                 Jerry O. Ray              1996    $66,778          $    0               None
                 President                 1995    $64,091          $  150               None
                                           1994    $63,016          $3,148               None

                 William L. Glenn, Jr.     1996    $15,000          $    0               None
                 Director and Secretary    1995    $14,000          $    0               None
                                           1994    $10,800          $    0               None

                 James O. Henry, Jr.       1996    $12,000          $    0               None
                 Director and Chairman     1995    $     0          $    0               None
                                           1994    $     0          $    0               None


         B.      Option Grants in Last Fiscal Year

                                                                 % of Total
                                      Number of                  Options Granted        Exercise
                                      Securities                 To Employeees In       or Base                Expiration
                 Name                 Underlying Options         Fiscal Years           Price ($/SH)           Date
                 ----                 ------------------         ----------------       ------------           -----------
                 Jerry O. Ray            5,000                       16.67%                $2.00               12/30/2001

                 William L. Glenn, Jr.   5,000                       16.67%                $2.00               12/30/2001

                 James O. Henry, Jr.     5,000                       16.67%                $2.00               12/30/2001

         C.      Compensation of Directors

                 The Company currently pays directors a fee of $1,250 quarterly or $5,000 annually for their services as a Director, except Jerry O. Ray who has elected to waive his directors fee. In addition, each such Director currently holds a stock option for 5,000 shares of Class A Common Stock, exercisable at $2.00 per share granted on December 30, 1996 and lasting until December 30, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         A.  Beneficial Owners

            (1) Title             (2) Name and Address of             (3) Amount of             (4) Percent of
                of Class              Beneficial Owner                    Shares Owned              Class
                --------              ----------------                    ------------              ----------
                 Class A          None owning more than 5% of outstanding shares of Class A Common Stock.

                 Class B          Texas Dental Assoc.                        73,524                     100%
                                  P.O. Box 3358
                                  Austin, TX 78764-3358

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. (CONTINUED).

         B.  Management (Directors and Officers)

                   (1) Title           (2) Name and Address of       (3) Amount of        (4) Percent of
                       of Class            Beneficial Owner              Shares Owned         Class
                       --------            ----------------              ------------         -----
                       Class A             Barham D. Rhodes                 12,251            2.08%
                                           William L. Glenn                  4,032            0.68%
                                           Hobert P. Lundblade               4,124            0.70%
                                           James O. Henry                    1,276            0.22%
                                           Robert W. Little                  3,572            0.61%
                                           Jerry O. Ray                         60            0.01%

                 NOTE: In total, the directors and officers own 25,315 shares, constituting 4.3% of the outstanding shares of Class A Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS


Exhibit
Number                     Description of Exhibit                          Page
-------                    ----------------------                          ----
 3.1           Articles of Incorporation of the Company

 3.2           Bylaws of the Company

10.1           License Agreement dated May 2, 1994 between the
               Company and Texas Restaurant Association

10.2 Endorsement Agreement dated January 15, 1996 between Don M. Canada and the Company

10.3           Points of TDA/ODA Agreement between ODA and
               TDA Life and Health

16             Letter from Baird, Kurtz & Dobson dated
               February 19, 1997 - incorporated by reference from
               Exhibit 16 of the Company's report on Form 8-K dated February 19, 1997

27             Financial Data Schedule

REPORTS ON FORM 8-K

         A Form 8-K relating to the change in the accountants of the Company was filed on February 19, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf of the undersigned, thereunto duly authorized.


                                      PROFESSIONAL BENEFITS INSURANCE COMPANY



Date 3/21/97                          By: /s/ JERRY O. RAY
    -----------------                    ---------------------------------------
                                              Jerry O. Ray
                                              President


Date 3/21/97                          By: /s/ STEVEN TAYLOR
    -----------------                    ---------------------------------------
                                              Steven Taylor
                                              Controller



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date 3/21/97                          By: /s/ BARHAM D. RHODES
    -----------------                    ---------------------------------------
                                              Barham D. Rhodes, DDS, Director

Date 3/21/97                          By: /s/ WILLIAM L. GLENN
    -----------------                    ---------------------------------------
                                              William L. Glenn, DDS, Director


Date 3/21/97                          By: /s/ JAMES O. HENRY
    -----------------                    ---------------------------------------
                                              James O. Henry, Jr., DDS, Director


Date 3/21/97                          By: /s/ ROBERT W. LITTLE
    -----------------                    ---------------------------------------
                                              Robert W. Little, DDS, Director


Date 3/21/97                          By: /s/ HOBERT P. LUNDBLADE
    -----------------                    ---------------------------------------
                                              Hobert P. Lundblade, DDS, Director


Date 3/21/97                          By: /s/ JERRY O. RAY
    -----------------                    ---------------------------------------
                                              Jerry O. Ray, Director

                              INDEX TO EXHIBITS


Exhibit
Number                     Description of Exhibit                          Page
-------                    ----------------------                          ----
 3.1           Articles of Incorporation of the Company

 3.2           Bylaws of the Company

10.1           License Agreement dated May 2, 1994 between the
               Company and Texas Restaurant Association

10.2 Endorsement Agreement dated January 15, 1996 bewteen Don M. Canada and the Company

10.3           Points of TDA/ODA Agreement between ODA and
               TDA Life and Health

16             Letter from Baird, Kurtz & Dobson dated
               February 19, 1997 - incorporated by reference from
               Exhibit 16 of the Company's report on Form 8-K dated February 19, 1997

27             Financial Data Schedule