Form 10QSB
period 1997-03-31
PROFESSIONAL BENEFITS INSURANCE CO
filed 1997-07-11
CIK 911690

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                  FORM 10-QSB


 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                      For the quarter ended March 31, 1997


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
           (EXACT NAME OF SMALL BUSINESS AS SPECIFIED IN ITS CHARTER)

TEXAS                                                        74-2072635
(STATE OR OTHER                                            (IRS EMPLOYER
JURISDICTION INCORPORATION                              IDENTIFICATION NUMBER)
OR ORGANIZATION)


                        COMMISSION FILE NUMBER:  0-22344


          10835 ROCKLEY ROAD
            HOUSTON, TEXAS                                         77099
---------------------------------------                            -----
(Address or principal executive office)                          (Zip Code)


                                 (281)721-1800
                        (Registrant's telephone number)


         Check mark whether the Issuer (1) filed all reports required by
         Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to

         such filing requirements for the past 90 days.   Yes       No
                                                              ---      ---

         The number of shares of Class A common stock the Registrant, par value $1.22 per share, issued and outstanding at March 31, 1997 was 587,129. The number of shares of Class B common stock the Registrant, par value $1.22 per share, issued and outstanding at March 31, 1997 was 73,524.

         Transitional Small Business Disclosure Format:  Yes      No
                                                            ---     ---

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                              INDEX TO FORM 10-QSB





                                                                                                         Page
                                                                                                         ----
PART I  -  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements.
                     Balance Sheets  -  March 31, 1997 and December 31, 1996............................   3
                     Income Statements  -  Three Months Ended
                          March 31, 1997 and 1996.......................................................   5
                     Statements of Cash Flows  -  Three Months Ended
                          March 31, 1997 and 1996.......................................................   6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.....................................................   7

PART II  -  OTHER INFORMATION

     ITEM 1.  Legal Proceedings........................................................................   11

     ITEM 2.  Changes in Securities....................................................................   11

     ITEM 3.  Defaults Upon Senior Securities..........................................................   11

     ITEM 4.  Submission of Matters to a Vote of Security Holders......................................   11

     ITEM 5.  Other Information........................................................................   11

     ITEM 6.  Exhibits and Reports on Form 8-K.........................................................   11

     SIGNATURES........................................................................................   12


Part I, Item 1.  Financial Statements


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                    ASSETS
                                    ------
                                                    MARCH 31, 1997   DECEMBER 31, 1996*
                                                     (Unaudited)
                                                    --------------   ------------------
INVESTMENTS
          Fixed maturities, at market (amortized
               cost of $2,088,714 - 1997 and
               $1,935,408 - 1996)                     $   2,081,534   $   1,927,526
          Common stock mutual funds, at market                    0               0
          Short-term investments, at cost                   957,655         830,898
                                                      -------------   -------------
               Total Investments                          3,039,189       2,758,424

CASH                                                         51,474         729,252

REINSURANCE RECOVERABLE                                                     891,184
          Current recoverable                                50,256
          Future recoverable                                744,133

ACCRUED INVESTMENT INCOME                                     7,200          10,763

PREMIUM DUE AND UNCOLLECTED                                 147,632         179,836

ACCOUNTS AND NOTE RECEIVABLE                                 59,037          58,051

LAND AND BUILDING, At Cost
          (net of accumulated depreciation of
               $464,460 - 1997 and $454,906 - 1996)         488,328         497,882

FURNITURE AND EQUIPMENT, At Cost
          (net of accumulated depreciation of
               $341,712 - 1997 and $328,861 - 1996)         238,254         226,940

GUARANTY FUND ASSESSMENTS                                         0           3,654

DEFERRED TAX BENEFIT                                         33,000          28,000

FEDERAL INCOME TAX RECEIVABLE                               406,333         207,000

OTHER ASSETS, At Cost                                        20,309          20,008
                                                      -------------   -------------

Total Assets                                          $   5,285,145   $   5,610,994
                                                      =============   =============



*The amounts for December 31, 1996 were derived from amounts included in the audited financial statements filed as part of the Company's 1996 Form 10-KSB.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                            BALANCE SHEETS (cont'd.)
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        MARCH 31, 1997  DECEMBER 31, 1996*
                                                                         (Unaudited)
                                                                       --------------   ------------------
LIABILITIES
          Future policy benefits                                       $      944,629    $    1,048,334
          Policy claims                                                       2058682           1905000
          Premium received in advance                                         189,311           185,706
          Unearned premium                                                    123,473            56,324
                                                                       --------------    --------------
                                                                            3,316,095         3,195,364


          Reinsurance payable                                                  53,057            57,463
          Deferred Tax Liability                                                    0                 0
          Other liabilities                                                   264,910           311,397
                                                                       --------------    --------------
               Total Liabilities                                            3,634,062         3,564,224
                                                                       --------------    --------------




STOCKHOLDERS' EQUITY
          Common stock
               Class A voting, $1.22 par value; 1,022,668
                 authorized shares; 587,129 and issued and
                 outstanding in 1997 and 1996                                 716,297           716,297
               Class B nonvoting, $1.22 par value; 136,720
                 authorized shares; 73,524 issued and
                 outstanding in 1997 and 1996                                  89,699            89,699
          Additional paid-in capital                                          536,214           536,214
          Unrealized gain(loss) on investments
               (net of deferred income tax benefits of
               $7,700 - 1997 and $2,600 - 1996)                               (13,928)           (5,182)
          Retained earnings                                                   322,801           709,742
                                                                       --------------    --------------
               Total Stockholders' Equity                                   1,651,083         2,046,770
                                                                       --------------    --------------

                          Total Liabilities and Stockholders' Equity   $    5,285,145    $    5,610,994
                                                                       ==============    ==============






*The amounts for December 31, 1996 were derived from amounts included in the audited financial statements filed as part of the Company's 1996 Form 10-KSB.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                               INCOME STATEMENTS
               QUARTERS ENDING MARCH 31, 1997 AND MARCH 31, 1996




                                                                 1997             1996
                                                               3 MONTHS          3 MONTHS
                                                             ENDED 3/31/97     ENDED 3/31/96
                                                              (Unaudited)       (Unaudited)
                                                             -------------    --------------
REVENUES
          Premium earned                                    $    2,866,300    $    2,353,680
          Less reinsurance ceded                                   182,413           101,536
                                                            --------------    --------------
               Net premium earned                                2,683,887         2,252,144
          Net investment income                                     41,208            52,201
          Other income                                               1,212            30,688
                                                            --------------    --------------
               Total Revenues                                    2,726,307         2,335,033


BENEFITS, CLAIMS AND EXPENSES
          Benefits and claims                                    2,594,665         1,781,041
          Less reinsurance recoverable                             155,229           132,316
                                                            --------------    --------------
               Net benefits and claims                           2,439,436         1,648,725
          Commissions                                              281,953            92,253
          Underwriting, acquisition, insurance, and
               administrative expenses                             504,588           457,232
          Taxes, licenses, and fees                                 86,604            23,689
                                                            --------------    --------------
               Total Benefits, Claims and Expenses               3,312,581         2,221,899
                                                            --------------    --------------


INCOME(LOSS) BEFORE INCOME TAX                                    (586,274)          113,134

INCOME TAX PROVISION(BENEFIT)                                     (199,333)           38,466
                                                            --------------    --------------

NET INCOME(LOSS)                                            ($     386,941)   $       74,668
                                                            ==============    ==============


NET INCOME(LOSS) PER SHARE
          (Based on Weighted Average Shares of
               Common Stock Outstanding during the
               year of 660,653 - 1997 and 660,653 - 1996)   ($        0.59)   $         0.11

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
               QUARTERS ENDING MARCH 31, 1997 AND MARCH 31, 1996




                                                                              1997               1996
                                                                             3 MONTHS          3 MONTHS
                                                                           ENDED 3/31/97    ENDED 3/31/96
                                                                           (Unaudited)       (Unaudited)
                                                                          --------------    --------------
CASH FLOW FROM OPERATING ACTIVITIES
          Premium                                                         $    2,782,438    $    2,291,974
          Net investment income                                                   44,771            16,224
          Other income                                                               225            33,011
          Benefits and claims                                                 (2,292,664)       (1,757,076)
          Commission                                                            (268,002)         (107,237)
          Underwriting, acquisition, insurance, and
               administrative expenses                                          (625,869)         (552,126)
                                                                          --------------    --------------
                    Net cash provided by (used in) operating activities         (359,101)          (75,230)
                                                                          --------------    --------------



CASH FLOW FROM INVESTING ACTIVITIES
          Proceeds from the sale or maturing of investments                        7,487           100,000
          Purchase of investments                                               (301,998)                0
          Purchase of furniture and equipment                                    (24,166)          (42,365)
                                                                          --------------    --------------
                    Net cash provided by (used in) investing activities         (318,677)           57,635
                                                                          --------------    --------------



CASH FLOW FROM FINANCING ACTIVITIES
          Principal payments on capital lease payable                                  0            (4,899)
                                                                          --------------    --------------
                    Net cash provided by (used in) investing activities                0            (4,899)
                                                                          --------------    --------------



INCREASE(DECREASE) IN CASH                                                      (677,778)          (22,494)

CASH, BEGINNING OF PERIOD                                                        729,252            37,252
                                                                          --------------    --------------

CASH, END OF PERIOD                                                       $       51,474    $       14,758
                                                                          ==============    ==============

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, the results of operations and its cash flow for the periods ended March 31, 1997 and March 31, 1996, and are of a normal recurring nature.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Change in revenue for the 1st Quarters, 1997 and 1996 are shown below:

===================================================================================================
                                                                  3 Mths Ended       3 Mths Ended
                                                                       3/31/97            3/31/96
===================================================================================================
Total Revenue                                                       $2,726,307         $2,335,033
---------------------------------------------------------------------------------------------------
Increase(Decrease) in Revenue Compared to Preceding Period            $391,274           $145,170
---------------------------------------------------------------------------------------------------
Percentage of Change Compared to Preceding Period                        16.8%               6.6%
===================================================================================================


The primary components of revenue are premium and net investment income. The increase in revenue from 1996 is primarily due to increases in premium income which is the result of new association business and increased sales of group accident and health insurance.

Change in premium revenue for the 1st Quarters, 1997 and 1996 are shown below:

===================================================================================================
                                                                  3 Mths Ended       3 Mths Ended
                                                                       3/31/97            3/31/96
===================================================================================================
Net Earned Premium                                                  $2,683,887      $2,252,144
---------------------------------------------------------------------------------------------------
Increase(Decrease) in Premium Compared to Preceding Period            $431,743           $138,049
---------------------------------------------------------------------------------------------------
Percentage of Change Compared to Preceding Period                        19.2%               6.5%
===================================================================================================

In the 1st Quarter, 1997 premium increased by $431,743 from the 1st Quarter, 1996. This increase in premium is due to increasing sales of group accident and health insurance, dental insurance and the addition of new associations and groups which the Company contracted with to provide major medical insurance.

Change in net investment income for the 1st Quarters, 1997 and 1996 are shown below:


===================================================================================================
                                                                   3 Mths Ended      3 Mths Ended
                                                                       3/31/97           3/31/96
===================================================================================================
Total Net Investment Income                                            $41,208           $52,201
---------------------------------------------------------------------------------------------------
Increase(Decrease) in Net Investment Income Compared to
Preceding Period                                                     $(10,993)            $3,936
---------------------------------------------------------------------------------------------------
Percent Change in Net Investment Income                                (21.1%)              8.2%
===================================================================================================

In the three months ending March 31, 1997 investments experienced a 21.1% decrease in total net investment income due to maturing bonds which have not yet been reinvested. The proceeds are currently held as money market funds. This has resulted in a decrease in the interest income on the portfolio.

Change in general and administrative expenses for the 1st Quarters, 1997 and 1996 are shown below:

===================================================================================================
                                                                   3 Mths Ended      3 Mths Ended
                                                                       3/31/97           3/31/96
===================================================================================================

General & Admin. Expenses                                             $504,588           $457,232
---------------------------------------------------------------------------------------------------
Increase(Decrease) in General & Admin. Expenses Compared
---------------------------------------------------------------------------------------------------
to Preceding Period                                                    $47,356          $(57,356)
---------------------------------------------------------------------------------------------------
Percentage of Change Compared to Preceding Period                        10.4%            (11.1%)
===================================================================================================


The increase in general and administrative expenses is primarily due to expenses incurred during the prospective acquisition of another company. The Company incurred additional legal, accounting and actuarial fees associated with analyzing the target company and requesting approval from the State Insurance Department. Management subsequently decided not to proceed with the acquisition.

Change in commission expense for the 1st Quarters, 1997 and 1996 are show below:

===================================================================================================
                                                                  3 Mths Ended       3 Mths Ended
                                                                       3/31/97            3/31/96
===================================================================================================
Total Commission Expense                                              $281,953            $92,253
---------------------------------------------------------------------------------------------------
Increase(Decrease) in Commission Expense Compared to
Preceding Period                                                      $189,700            $30,178
---------------------------------------------------------------------------------------------------
Percentage of Change Compared to Preceding Period                       205.6%              48.6%
===================================================================================================

The increase in commission expense is due primarily to the higher commission rates paid on the Company's new business. Commission rates vary depending on the type of insurance policy written as well as first year and renewal year policies. The Company has written a large amount of new business with higher first year commission rates. Major medical insurance has higher first year commission and dental insurance has a higher commission structure than other lines of business which the Company markets.

LIQUIDITY

All funds in excess of immediate cash needs are invested in short-term money market funds, Federal Loan Mortgage bonds, bond funds and certificates of deposits. The current allocation of funds is fixed maturities 67.3%, cash 1.7% and short- term investments 31.0%.

The three months ending March 31, 1997 cash flow decreased by $677,778. This decrease is due to increasing premium tax, commission and acquisition expenses resulting from increased sales of insurance to new blocks of business.

The Company does not expect to declare any dividends on its stock in the foreseeable future. No dividends have been declared or paid in the prior four years.


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

                 A Form 8-K/A was filed April 3, 1997 dated February 14, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


                                  PROFESSIONAL BENEFITS INSURANCE COMPANY


Date  May 13, 1997                 /s/ Jerry O. Ray
    ----------------              ---------------------------------------------
                                         Signature
                                         Jerry  O. Ray - President



Date  May 13, 1997                 /s/ Sherrie Mark
    ----------------              ---------------------------------------------
                                         Signature
                                         Sherrie Mark - Senior Staff Accountant

                                EXHIBIT INDEX


                       27  --  Financial Data Schedule