Form 10KSB/A
period 1997-03-26
PROFESSIONAL BENEFITS INSURANCE CO
filed 1997-07-18
CIK 911690

================================================================================
================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                FORM 10-KSB/A
                               AMENDMENT NO. 1

                                ANNUAL REPORT

                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

       Date of Report (Date of earliest event reported): March 26, 1997
                       Date of Amendment July 17, 1997


                   PROFESSIONAL BENEFITS INSURANCE COMPANY
            (Exact name of registrant as specified in its charter)

                        Commission File Number 0-22344


                 Texas                                    74-2072535
      (State of other jurisdiction of                   (I.R.S. employer
       incorporation or organization                  identification number)


                   10835 Rockley Road, Houston, Texas 77099
         (Address of principal executive offices, including ZIP code)

                                 281/721-1800
             (Registrant's telephone number, including area code)


================================================================================
================================================================================

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

        The undersigned registrant hereby amends the following items of its Annual Report on Form 10-KSB dated March 26, 1997, as set forth in the pages attached hereto:

        Item 1  -       DESCRIPTION OF BUSINESS

                A sentence was added to the end of the first paragraph of Item
                1.

        Item 6  -       MANAGEMENT DECISION AND ANALYSIS
                          LIQUITY AND CAPITAL RESOURCES

                Explanation of Company's change in mix of insurance premiums written in 1996.

        Item 7  -       FINANCIAL STATEMENTS

                        Independent Account's Report
                Independent Accountant's Report, dated March 8, 1996 for the audit of the December 31, 1995 Financial Statements.

                Revised Report and Financial Statements for the fiscal years ended December 31, 1995 and December 31, 1996.

                Description of Depreciation Expense in Note 5 (Real Estate) to the Revised Report and Financial Statements for the fiscal years ended December 31, 1995 and December 31, 1996.

                Summary Financial Information for the period ended December 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PROFESSIONAL BENEFITS
                                        INSURANCE COMPANY
                                             (Registrant)



July 17, 1997                            By:  /s/ JERRY RAY
                                           ---------------------------

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS.

         Professional Benefits Insurance Company ("Company") is a Texas domestic stock life insurance company which has been doing business under the Texas Board of Insurance for seventeen years. Originally incorporated on July 31, 1979 as TDA Life and Health Insurance Company, the corporation changed its name in 1988 to Professional Benefits Insurance Company. The Company is subject to Chapters 1, 3 and 21 of the Texas Insurance Code.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               FOR 1996 AND 1995


RESULTS OF OPERATIONS

         Changes in Company revenues for 1996 and 1995 are shown below:

                                               1996               1995
                                               ----               ----
         Total Revenues                     $9,602,613         $8,539,247
         Change in Revenues
            Compared to Preceding Year      $1,063,366           ($85,037)
                                                  12.5%              (1.0)%

The primary components of the Company's revenue are premium and net investment income.


         Changes in net premium revenue for 1996 and 1995 are shown below:

                                            1996                 1995
                                            ----                 ----
         Total Premiums                  $9,126,520           $8,184,169
         Change in Premiums
            Compared to Preceding Year   $  942,351            ($197,705)
                                               11.5%                (2.4)%

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               FOR 1996 AND 1995
                                  (Continued)


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


         General and administrative expenses for 1996 and 1995 are shown below:

                                                1996             1995
                                                ----             ----
         General and Administrative
            Expenses                         $2,100,777       $2,217,003
         Change in General and
            Administrative Expenses
            Compared to Preceding Year       $ (116,226)      $  193,396
                                                   (5.2)%            9.6%


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               FOR 1996 AND 1995
                                  (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for the payment of policy benefits, operating expenses, commissions and funds for the purchase of assets for investment. These needs have been met by the Company with funds generated by its operations, from its reserves and liquid assets. Policy benefits as a percentage of earned premium was above historical averages in 1996 and 1995. The Company believes this is primarily due to the cyclical nature of policy benefits and will correct itself in the normal course of business. As an additional measure, the Company has imposed premium rate increases on some of its' policyholders and is evaluating the need to impose further increases on other policyholders to help cover the portion of the increased cost of policy benefits which may not be temporary or cyclical in nature.

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

More specifically, four new associations were written during April 1996 which increased the annual premium by $778,000. In November 1996 a new group was enrolled which will produce annualized premium of $1,008,000. Additionally, the Company wrote three large Dental cases along with approximately eighteen smaller cases. The annual increase in Dental premium for 1996 was $590,000.

Commission payments to agents as well as claims will definitely impact the Company operations. The commissions for Major Medical and Dental premium will average about 10.5%. Commissions will not be paid on future rate increases for individual policies, which represents 85% of the total Major Medical premium. The claims during the first three quarters of 1996 were normal or slightly below while the last quarter accelerated above our predicted target loss ratio due to a few large claims and several claims that averaged between $12K to $20K.

The general course of the Company has been to offer and write Association Major Medical and Life coverage while increasing our Group Major Medical and concentrate more, compared to the past, on increasing Dental coverage to Group employers. This same philosophy will continue to be the Company's direction. The impact on future operations is targeted for the Company to successfully profit from future and existing business in force.

                       [BAIRD, KURTZ & DOBSON LETTERHEAD]

Williams Center Tower
Suite 1700
1 West 3rd Street
Tulsa, Oklahoma 74103-3581
(918) 584-2900

Fax:  (918) 584-2931

                        Independent Accountants' Report



Board of Directors
Professional Benefits Insurance Company
Houston, Texas


         We have audited the accompanying consolidated balance sheets of PROFESSIONAL BENEFITS INSURANCE COMPANY as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management: Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PROFESSIONAL BENEFITS INSURANCE COMPANY as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

         As discussed in Note 13, in 1994 the Company changed its method of accounting for investments.


Tulsa, Oklahoma
March 8, 1996

                                        /s/ Baird, Kurtz & Dobson
                                      -----------------------------------------

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                            ACCOUNTANTS' REPORT AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995




                               CAUSON & WESTHOFF
                         CERTIFIED PUBLIC ACCOUNTANTS

                    PROFESSIONAL BENEFITS INSURANCE COMPANY


                           DECEMBER 31, 1996 AND 1995




                                    CONTENTS

                                                                                                           PAGE
                                                                                                           ----
INDEPENDENT ACCOUNTANTS' REPORT..............................................................................1

FINANCIAL STATEMENTS
      Balance Sheets.........................................................................................2
      Statements of Operations...............................................................................3
      Statements of Changes in Stockholders' Equity..........................................................4
      Statements of Cash Flows...............................................................................5
      Notes to Financial Statements.......................................................................6 - 16




                                                        CAUSON & WESTOFF, CPA's

                        [CAUSON & WESTHOFF LETTERHEAD]

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

      As discussed in Note 14 to the financial statements, the Company's 1996 policy claim liability previously reported as $1,905,000 should have been $2,160,000. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.




Tulsa, Oklahoma
March 7, 1997, except for Note 14, as to which the date is May 29, 1997.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                                     ASSETS

                                                      1996           1995
                                                      ----           ----
INVESTMENTS
    Fixed maturities, at market (amortized         $1,927,526     $1,220,642
        cost - $1,935,408 - 1996 and
        $1,230,621 - 1995)
    Common stock mutual funds, at market              856,389
    Short-term investments (cost approximating
        market)                                       830,898      1,420,523
                                                   ----------     ----------
                                                    2,758,424      3,497,554

CASH                                                  729,252         37,252

REINSURANCE RECOVERABLE
    Current recoverable                                52,084         16,590
    Future recoverable                                839,100        990,166

ACCRUED INVESTMENT INCOME                              10,763         47,643


PREMIUMS DUE AND UNCOLLECTED                          179,836         28,551

ACCOUNTS AND NOTE RECEIVABLE                           58,051         36,584

LAND AND BUILDING, AT COST
    (net of accumulated depreciation -
        $454,906 - 1996 and $376,794 - 1995)          497,882        575,994

FURNITURE AND EQUIPMENT, AT COST
    (net of accumulated depreciation -
        $328,861 - 1996 and $529,326 - 1995)          226,940        217,139

GUARANTY FUND ASSESSMENTS                               3,654         10,361

DEFERRED TAX BENEFIT                                   28,000

FEDERAL INCOME TAX RECEIVABLE                         294,000        188,000

OTHER ASSETS, AT COST                                  20,008         37,630
                                                   ----------     ----------


                                                   $5,697,994     $5,683,464
                                                   ==========     ==========

See Notes to Financial Statements

                                                        CAUSON & WESTOFF, CPA's

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        1996                1995
                                                                        ----                ----
LIABILITIES
    Future policy benefits                                          $1,048,334          $1,052,509
    Policy claims                                                    2,160,000           1,623,000
    Premiums received in advance                                       185,706             100,488
    Unearned premiums                                                   56,324
                                                                   -----------         -----------
                                                                     3,450,364           2,775,997

    Reinsurance payable                                                 57,463              31,820
    Deferred tax liability                                               5,000
    Other liabilities                                                  311,397             300,951
                                                                   -----------         -----------
                                                                     3,819,224           3,113,768
                                                                   -----------         -----------
STOCKHOLDERS' EQUITY
    Common stock
        Class A voting, $1.22 par value; 1,022,668
           authorized shares; 587,129 issued and
           outstanding in 1996 and 1995                                716,297             716,297
        Class B nonvoting, $1.22 par value; 136,720
           authorized shares; 73,524 issued and
           outstanding in 1996 and 1995                                 89,699              89,699
    Additional paid-in capital                                         536,214             536,214
    Unrealized gain (loss) on investments
        (net of deferred income tax benefits (liabilities)
        of $2,600 - 1996; $(21,200) - 1995)                             (5,182)             41,959
    Retained earnings                                                  541,742           1,185,527
                                                                   -----------         -----------
                                                                     1,878,770           2,569,696
                                                                   -----------         -----------



                                                                   $ 5,697,994         $ 5,683,464
                                                                   ===========         ===========

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                           1996                   1995
                                                           ----                   ----

REVENUES
    Premiums earned                                    $  9,617,689           $ 8,725,826
    Reinsurance ceded                                      (491,169)             (541,657)
                                                       ------------           -----------
        Net premiums earned                               9,126,520             8,184,169
    Net investment income                                   349,998               219,553
    Other income                                            126,095               135,525
                                                       ------------           -----------
                                                          9,602,613             8,539,247
                                                       ------------           -----------


BENEFITS, CLAIMS, AND EXPENSES
    Benefits and claims                                   8,037,007             6,895,595
    Reinsurance recoverable                                (278,214)             (382,488)
                                                       ------------           -----------
        Net benefits and claims                           7,758,793             6,513,107
    Commissions                                             676,828               376,867
    Underwriting, acquisition, insurance, and
        administrative expenses                           2,100,777             2,217,003
                                                       ------------           -----------
                                                         10,536,398             9,106,977
                                                       ------------           -----------


INCOME (LOSS) BEFORE INCOME TAXES                          (933,785)             (567,730)


INCOME TAX PROVISION (CREDIT)                              (290,000)             (185,000)
                                                       ------------           -----------


NET INCOME (LOSS)                                      $   (643,785)          $  (382,730)
                                                       ============           ===========


NET INCOME PER SHARE                                   $       (.97)          $      (.58)
                                                       ============           ===========

See Notes to Financial Statements



                                      -3-
                                                        CAUSON & WESTOFF, CPA's

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                            COMMON STOCK
                                                           --------------------------------------
                                               TOTAL           CLASS  A                CLASS B
                                            STOCKHOLDERS   ------------------    ----------------
                                               EQUITY      SHARES      AMOUNT    SHARES    AMOUNT
                                            ------------   ------      ------    ------    ------
BALANCE, DECEMBER 31, 1994                  $ 2,802,794    587,329   $ 716,594  73,524   $89,699

NET INCOME                                     (382,730)

TRANSFERS                                                     (200)       (297)

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $77,000      149,632
                                            -----------   --------   ---------  ------   -------

BALANCE, DECEMBER 31, 1995                    2,569,696    587,129     716,297  73,524    89,699

NET INCOME                                     (643,785)

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $24,000      (47,141)
                                            -----------   --------   ---------  ------   -------

BALANCE, DECEMBER 31, 1996                  $ 1,878,770    587,129   $ 716,297  73,524   $89,699
                                            ===========   ========   =========  ======   =======




                                                            UNREALIZED
                                             PAID-IN      DEPRECIATION ON      RETAINED
                                             CAPITAL        INVESTMENTS        EARNINGS
                                             -------      ---------------      --------
BALANCE, DECEMBER 31, 1994                  $536,464        $(107,673)        $ 1,567,710

NET INCOME                                                                       (382,730)

TRANSFERS                                       (250)                                 547

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $77,000                     149,632
                                            --------      ------------         ----------
                                             536,214            41,959          1,185,527
BALANCE, DECEMBER 31, 1995
                                                                                 (643,785)
NET INCOME

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $24,000                    (47,141)
                                            --------      ------------         ----------

BALANCE, DECEMBER 31, 1996                  $536,214      $    (5,182)         $  541,742
                                            ========      ============         ==========



See Notes to Financial Statements





                                      -4-
                                                        CAUSON & WESTOFF, CPA's

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                      1996             1995
                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Gross premiums                                $ 9,607,947      $ 8,637,588
    Reinsurance ceded                                (465,526)        (549,699)
    Net investment income                             230,372          193,106
    Other income                                       90,831          130,002
    Gross benefits and claims                      (7,504,182)      (6,703,021)
    Reinsurance recoveries                            393,786          335,097
    Commissions                                      (726,699)        (374,904)
    Underwriting, acquisition, insurance, and
        administrative expenses                    (1,873,455)      (1,802,913)
    Income taxes                                      188,000          (18,000)
    Deposits                                           (4,375)
                                                  -----------      -----------
               Net cash provided by (used in)         (63,301)        (152,744)
                                                  -----------      -----------
                  operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from the maturing of investments       2,215,013          978,787
    Proceeds from the sale of furniture and
        equipment                                         757
    Purchase of investments                        (1,389,720)        (940,000)
    Purchase of furniture and equipment               (69,992)        (106,492)
                                                  -----------      -----------
               Net cash provided by (used in)
                  investing activities                755,301          (66,948)
                                                  ===========      ===========
CASH FLOWS FROM FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                           692,000         (219,692)

CASH, BEGINNING OF YEAR                                37,252          256,944
                                                  -----------      -----------

CASH, END OF YEAR                                 $   729,252      $    37,252
                                                  ===========      ===========

See Notes to Financial Statements

                                                        CAUSON & WESTOFF, CPA's

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


INVESTMENTS

    Fixed maturity investments, all of which are considered to be available-for-sale, are reported at fair value, with net unrealized gains and losses included in equity, net of applicable income taxes. Unrealized losses which are other than temporary are recognized in earnings. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity. Realized gains and losses are included in net investment income.

                                                        CAUSON & WESTOFF, CPA's

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

                                                        CAUSON & WESTOFF, CPA's

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

                                                        CAUSON & WESTOFF, CPA's

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


NOTE 2:    INVESTMENTS IN DEBT AND EQUITY SECURITIES

    The amortized cost and approximate fair value of fixed-maturity securities are as follows:

                                                               DECEMBER 31, 1996
                                                      --------------------------------------
                                                            GROSS          GROSS          APPROXIMATE
                                            AMORTIZED     UNREALIZED     UNREALIZED           FAIR
                                               COST         GAINS         (LOSSES)           VALUE
                                           ----------     ---------      -----------      ----------
Fixed-maturity securities
    U. S. Treasury bond funds              $  899,382     $   1,573      $                $  900,955
    U. S. Treasury and other U.S.
       government corporations and
       agencies                               746,065        (9,124)         736,941
    Mortgage-backed securities (FHLMC)        289,961          (331)         289,630
                                           ----------     ---------      -----------      ----------
                                            1,935,408         1,573           (9,455)      1,927,526
Short-term investments                        830,898       830,898
                                           ----------     ---------      -----------      ----------

                                           $2,766,306     $   1,573      $    (9,455)     $2.758,424
                                           ==========     =========      ===========      ==========


                                                               DECEMBER 31, 1995
                                                      --------------------------------------
                                                            GROSS          GROSS          APPROXIMATE
                                            AMORTIZED     UNREALIZED     UNREALIZED          FAIR
                                              COST          GAINS         (LOSSES)          VALUE
                                           ----------     ---------      -----------      ----------
Fixed-maturity securities
    U. S. Treasury and other U.S.
       government corporations and
       agencies                            $  873,633     $   9,586      $                $  883,219
    Mortgage-backed securities (FHLMC)        356,988                         (19,565)       337,423

                                            1,230,621         9,586           (19,565)     1,220,642
Common stock mutual funds                     783,251        73,138                          856,389
                                            ---------     ---------      -------------     ---------
                                            2,013,872        82,724           (19,565)     2,077,031
Short-term investments                      1,420,523                                      1,420,523


                                           $ 3,434,395    $  82,724      $    (19,565)    $3,497,554
                                           ===========    =========      ============     ==========


                                                        CAUSON & WESTOFF, CPA's

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE 2:    INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)

    Maturities of fixed-maturity securities at December 31, 1996:

                                                                 AMORTIZED                   APPROXIMATE
                                                                   COST                      FAIR VALUE
                                                                 ---------                  ------------

           One year or less                                      $   899,382                  $   900,955
           After one through five years                              746,065                      736,941
           After five through ten years
           Mortgage-backed securities not due
               on a single maturity date                             289,961                      289,630
                                                                 -----------                  -----------

                                                                 $ 1,935,408                  $ 1,927,526
                                                                 ===========                  ===========

    Major categories of investment income are summarized as follows:


                                                                      1996                          1995
                                                                      ----                          ----
           Fixed maturities                                      $    57,423                  $    76,574
           Common stock mutual funds                                 206,083                       66,430
           Short-term investments                                     86,492                       76,549
                                                                 -----------                  -----------
                                                                 $   349,998                  $   219,553
                                                                 ===========                  ===========


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


NOTE 3:    SIGNIFICANT ESTIMATES AND CONCENTRATIONS

    Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

INSURANCE CLAIM LIABILITIES

    The Company has recorded future policy benefits of $1,048,334 and $1,052,509 and policy claims of $2,160,000 and $1,623,000 at December 31, 1996 and 1995, respectfully. Management currently believes the accruals for liabilities associated with the insurance claims are adequate. However, the ultimate claim expense will depend on actual claims paid. Consequently, it is possible the estimated liability accrued for claims during the policy period covered by the financial statements may materially change.

                                                        CAUSON & WESTOFF, CPA's

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


NOTE 4:    PRINCIPLES OF CONSOLIDATIONS

    The 1995 financial statements presented herein were consolidated to include the accounts of the Company and its 100% owned subsidiary, Direct Reimbursement Services, Inc. The accounts of Direct Reimbursement Services, Inc. reflected no assets, liabilities, revenues, expenses or cash flows as of and for the year ended December 31, 1995. Therefore, the consolidated statements were identical to the Company's financial statements before consolidation. During 1996, Direct Reimbursement Services, Inc. was officially dissolved. Therefore, the December 31, 1996 data reflected in these financial statements are Company balances, are not consolidated, and are comparable to the December 31, 1995 data presented herein.


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

                                                        CAUSON & WESTOFF, CPA's

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

    Net income and stockholders' equity, as determined in accordance with statutory accounting practices based upon audited reports, are as follows:



                                           1996                      1995
                                           ----                      ----
     Net Income (Loss)                  $ (562,960)               $  (365,165)
                                        ===========               ===========

     Stockholders' Equity               $ 1,572,531               $  2,165,665
                                        ===========               ============


                                                        CAUSON & WESTOFF, CPA's

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE 8:    INCOME TAXES

    The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                   1996                       1995
                                                                   -----                      ----
           Deferred tax assets:
               Discounted future claims                          $ 23,000                   $ 18,500
               Policy acquisition costs                             2,000                      1,700
               Unrealized loss on investments                       2,600
               Accumulated depreciation                             1,400
               Other                                                                             500
                                                                 --------                   --------
                                                                   29,000                     20,700
                                                                 --------                   --------
           Deferred tax liabilities:
               Unrealized gain on investments                                                (21,200)
               Accumulated depreciation                                                       (4,500)
               Other                                               (1,000)
                                                                 --------                   --------
                                                                   (1,000)                   (25,700)
                                                                 --------                   --------

                  Net deferred tax asset (liability)             $ 28,000                   $ (5,000)
                                                                 ========                   ========


    The provision for income taxes includes these components:

                                                                   1996                         1995
                                                                   -----                        ----

           Tax currently receivable                              $ (294,000)                $ (188,000)
           Deferred income tax liability                              4,000                      3,000
                                                                 -----------                ----------

                                                                 $ (290,000)                $ (185,000)
                                                                 ===========                ==========


    A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                                   1996                         1995
                                                                   -----                        ----

           Computed at the statutory rate of 34%                 $  (294,000)               $ (193,028)
           Increase (decrease) in tax resulting from:
               Nondeductible expenses                                  4,000                     3,000
               Other                                                                             5,028
                                                                 -----------                ----------
                                                                 $ (290,000)                $ (185,000)
                                                                 ===========                ==========


    Deferred income taxes related to the change in unrealized appreciation (depreciation) on available-for-sale securities, shown in stockholders' equity, were $2,600 and $(21,200) for 1996 and 1995, respectively.

                                                        CAUSON & WESTOFF, CPA's

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

                                                                  1996                   1995
                                                                  ----                   ----
           Options outstanding, beginning of year                60,000                 85,000
           Granted                                               30,000
           Expired                                               60,000                 25,000
           Exercised                                             ------                 ------

           Options outstanding, end of year                      30,000                 60,000
                                                                 ======                 ======


                                                        CAUSON & WESTOFF, CPA's

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE 11:   ADDITIONAL CASH FLOW INFORMATION

   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                                     1996             1995
                                                                                     ----             ----
Net income (loss)                                                                  $(643,785)     $(382,730)
Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                    138,303         79,372
    Amortization from investments                                                        726           (731)
    Realized gain from investments                                                  (157,232)
    Provision for deferred income taxes                                               (9,800)         3,000
    Decrease (increase) in receivables                                               (21,466)        (5,523)
    Decrease (increase) in premiums due                                             (151,284)         4,768
    Decrease (increase) in accrued investment income                                  36,880        (25,716)
    Decrease (increase) in amounts recoverable and                                   139,899        134,765
       due from reinsurers and other assets
    Increase (decrease) in future policy benefits                                     (4,175)         3,574
    Increase (decrease) in other policy claims and
       benefits payable                                                              537,000        189,000
    Increase (decrease) in unearned premiums and advance
       premiums                                                                      141,542        (88,238)
    Increase (decrease) current income taxes payable or
       receivable                                                                   (106,000)      (206,000)
    Decrease in accounts payable, accrued expenses,
       and amounts due reinsurers                                                     36,091        141,715
                                                                                   ---------      ---------

           Net cash provided by (used in) operations                               $ (63,301)     $(152,744)
                                                                                   =========      =========


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

                                                        CAUSON & WESTOFF, CPA's

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE 13:   COMMISSIONS

    Commissions expense is calculated as a percentage of written premium. Commission rates vary based on the type of insurance policy written and for first year policies versus subsequent renewals. As discussed in Note 3, the Company's mix between accident and health insurance and other insurance changed during 1996 to reflect a larger percentage of other types of insurance. A large component of the other insurance during the 1996 is dental insurance. Dental insurance has a higher commission structure than other policy lines which the Company markets. The mix of first year premium as a percentage of total premium was 40% and 21% in 1996 and 1995, respectively. Commission expense was $676,828 and $376,867 in 1996 and 1995, respectively


NOTE 14:  SUBSEQUENT EVENTS

    Subsequent to March 7, 1997 it was discovered the estimated loss reserves were materially understated as of December 31, 1996. The originally reported policy claim liability was $1,905,000. The Company's independent actuary reviewed the actual claim payments related to 1996 through April 30, 1997 and determined an estimated deficiency of $255,000 at December 31, 1996. Company management determined this amount should be reflected in restated 1996 financial statements. Additionally, the necessary changes to claim expense, income tax expense(refund) and income tax recoveries have been reflected in these restated financial statements.

                                                        CAUSON & WESTOFF, CPA's

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

This schedule contains summary financial information extracted from the balance sheets and statements of operations from the Company's report on Form 10-KSB for the period ended December 31, 1996 and is qualified in its entirety by reference to such financial statements.

          Fixed maturities held for sale                                            1,927,526
          Fixed maturities held to maturity - carrying value                                0
          Fixed maturities held to maturity - market value                                  0
          Investment in equity securities                                                   0
          Mortgage loans on real estate                                                     0
          Investment in real estate                                                   497,882
          Total investments                                                         2,758,424
          Cash and cash equivalents                                                 1,560,150
          Reinsurance recoverable on paid losses                                       52,084
          Deferred policy acquisition costs                                                 0
          Total assets                                                              5,697,994
          Policy liabilities - future benefits, losses, claims                      1,048,334
          Policy liabilities - unearned premiums                                       56,324
          Policy liabilities - other claims and benefits                            2,160,000
          Other policyholder funds                                                          0
          Notes payable, bonds, mortgages and similar debt                                  0
          Preferred stocks mandatory redemption                                             0
          Preferred stock - not mandatory                                                   0
          Common stock                                                                805,996
          Other stockholders' equity                                                1,072,774
          Total liabilities and stockholders' equity                                5,697,994
          Premiums                                                                  9,126,520
          Net investment income                                                       349,998
          Realized investment gains and losses                                        196,835
          Other income                                                                126,095
          Benefits, claims, losses and settlement expenses                          7,758,793
          Underwriting acquisition and insurance expenses - amortization of
              deferred policy acquisition costs                                             0
          Underwriting acquisition and insurance  expense - other                   2,100,777
          Income or (loss) before income taxes                                      (933,785)
          Income tax expense/(credit)                                               (290,000)
          Income/(loss) continuing operations                                       (643,785)
          Discontinued operations                                                           0
          Extraordinary items                                                               0
          Cumulative effect - changes in accounting principles                              0
          Net income or (loss)                                                      (643,785)
          Earnings per share - primary                                                  (.97)
          Earnings per share - fully diluted                                            (.93)
          Reserves for unpaid claims - beginning of year                            2,675,509
          Provision for insured events - current year                                 625,988
          Provision for insured events - prior years                                        0
          Payments of claims - current year                                         2,401,031
          Payments of claims - prior years                                          4,731,774
          Reserves for unpaid claims - end of year                                  3,208,334
          Deficiency/redundancy in restated reserve                                    93,163