Form 10QSB
period 1997-06-30
PROFESSIONAL BENEFITS INSURANCE CO
filed 1997-08-19
CIK 911690

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                  FORM 10-QSB


          Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended June 30, 1997


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
           ----------------------------------------------------------
           (EXACT NAME OF SMALL BUSINESS AS SPECIFIED IN ITS CHARTER)

TEXAS                                                               74-2072635
(STATE OR OTHER                                                   (IRS EMPLOYER
JURISDICTION INCORPORATION                                    IDENTIFICATION NUMBER)
OR ORGANIZATION)

                        COMMISSION FILE NUMBER:  0-22344


10835 ROCKLEY ROAD
HOUSTON, TEXAS                                                         77099
---------------                                                        -----
(Address or principal executive office)                              (Zip Code)


                                 (281)721-1800
                        -------------------------------
                        (Registrant's telephone number)


Check mark whether the Issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No |__|


The number of shares of Class A common stock the Registrant, par value $1.22 per share, issued and outstanding at June 30, 1997 was 587,129. The number of shares of Class B common stock the Registrant, par value $1.22 per share, issued and outstanding at June 30, 1996 was 73,524.

Transitional Small Business Disclosure Format: Yes |__| No [X]

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                              INDEX TO FORM 10-QSB



                                                                                     Page
PART I  -  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements.
                    Balance Sheets - June 30, 1997 and December 31, 1996........       3
                    Income Statements - Three Months Ended and Six Months
                      Ended June 30, 1997 and 1996..............................       5
                    Statements of Cash Flows - Three Months Ended and Six Months
                      Ended June 30, 1997 and 1996..............................       6

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................       7

PART II - OTHER INFORMATION

         ITEM 1.  Legal Proceedings.............................................      11

         ITEM 2.  Changes in Securities.........................................      11

         ITEM 3.  Defaults Upon Senior Securities...............................      11

         ITEM 4.  Submission of Matters to a Vote of Security Holders...........      11

         ITEM 5.  Other Information.............................................      11

         ITEM 6.  Exhibits and Reports on Form 8-K..............................      11

         SIGNATURES.............................................................      12

Part I, Item 1.  Financial Statements.


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                                 BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                   JUNE 30, 1997
                                                    (Unaudited)      DECEMBER 31, 1996*
                                                   -------------     ------------------
INVESTMENTS
     Fixed maturities, at market (amortized
          cost of $2,107,206 - 1997 and
          $1,935,408 - 1996)                         $2,100,422          $1,927,526
     Short-term investments, at cost                    960,677             830,898
                                                     ----------          ----------
          Total Investments                           3,061,099           2,758,424

CASH                                                   (155,865)            729,252

REINSURANCE RECOVERABLE                                                     891,184
     Current recoverable                                 53,847
     Future recoverable                                 725,797

ACCRUED INVESTMENT INCOME                                 7,880              10,763

PREMIUM DUE AND UNCOLLECTED                             206,279             179,836

ACCOUNTS AND NOTE RECEIVABLE                              9,667              58,051

LAND AND BUILDING, At Cost
     (net of accumulated depreciation of
          $474,014 - 1997 and $454,906 - 1996)          478,774             497,882

FURNITURE AND EQUIPMENT, At Cost
     (net of accumulated depreciation of
          $357,744 - 1997 and $328,861 - 1996)          243,089             226,940

GUARANTY FUND ASSESSMENTS                                 2,178               3,654

DEFERRED TAX BENEFIT                                     26,500              28,000

FEDERAL INCOME TAX RECEIVABLE                           602,685             294,000

OTHER ASSETS, At Cost                                    20,459              20,008
                                                     ----------          ----------
Total Assets                                         $5,282,389          $5,697,994
                                                     ==========          ==========



*The amounts for December 31, 1996 were derived from amounts included in the audited financial statements filed as part of the Company's 1996 Form 10-KSB/A.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                            BALANCE SHEETS (cont'd.)
                      JUNE 30, 1997 AND DECEMBER 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   JUNE 30, 1997
                                                    (Unaudited)      DECEMBER 31, 1996*
                                                   -------------     ------------------
LIABILITIES
     Future policy benefits                          $  926,778          $1,048,334
     Policy claims                                    2,535,639           2,160,000
     Premium received in advance                        119,814             185,706
     Unearned premium                                    63,962              56,324
                                                     ----------          ----------
                                                      3,646,193           3,450,364
     Reinsurance payable                                 34,921              57,463
     Other liabilities                                  320,225             311,397
                                                     ----------          ----------
          Total Liabilities                           4,001,339           3,819,224
                                                     ----------          ----------
STOCKHOLDERS' EQUITY
     Common stock
          Class A voting, $1.22 par value;
            1,022,668 authorized shares;
            587,129 and issued and outstanding
            in 1997 and 1996                            716,297             716,297
          Class B nonvoting, $1.22 par value;
            136,720 authorized shares; 73,524
            issued and outstanding in 1997
            and 1996                                     89,699              89,699
     Additional paid-in capital                         536,214             536,214
     Unrealized gain(loss) on investments
          (net of deferred income tax benefits
          of $1,200 - 1997 and $2,600 - 1996)            (2,806)             (5,182)
     Retained earnings                                  (58,354)            541,742
                                                     ----------          ----------
          Total Stockholders' Equity                  1,281,050           1,878,770
                                                     ----------          ----------
              Total Liabilities and
                Stockholders' Equity                 $5,282,389          $5,697,994
                                                     ==========          ==========





* The amounts for December 31, 1996 were derived from amounts included in the audited financial statements filed as part of the Company's 1996 Form 10-KSB/A.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                                INCOME STATEMENT
                QUARTERS ENDING JUNE 30, 1997 AND JUNE 30, 1996




                                               1997                               1996
                                  ------------------------------     -----------------------------
                                     3 MONTHS         6 MONTHS          3 MONTHS        6 MONTHS
                                  ENDED 6/30/97    ENDED 6/30/97     ENDED 6/30/96   ENDED 6/30/96
                                            (Unaudited)                        (Unaudited)
                                  ------------------------------     -----------------------------
REVENUES
   Premium earned                   $3,644,860      $6,511,160         $2,161,093      $4,514,773
   Less reinsurance ceded              176,113         358,526            134,907         236,443
                                    ----------      ----------         ----------      ----------
        Net premium earned           3,468,747       6,152,634          2,026,186       4,278,330
   Net investment income                44,241          85,449             20,774          72,975
   Other income                          8,186           9,398             17,646          48,334
                                    ----------      ----------         ----------      ----------
        Total Revenues               3,521,174       6,247,481          2,064,606       4,399,639
                                    ----------      ----------         ----------      ----------


BENEFITS, CLAIMS AND EXPENSES
   Benefits and claims               3,382,602       5,722,267          1,443,962       3,225,003
   Less reinsurance recoverable        205,493         360,722             18,423         150,739
                                    ----------      ----------         ----------      ----------
        Net benefits and claims      3,177,109       5,361,545          1,425,540       3,074,264
   Commissions                         344,437         626,390            127,859         220,112
   Underwriting, acquisition,
     insurance, and administrative
     expenses                          483,272         987,860            378,260         835,492
   Taxes, licenses, and fees            94,191         180,795            135,917         159,606
                                    ----------      ----------         ----------      ----------
        Total Benefits, Claims
          and Expenses               4,099,009       7,156,590          2,067,576       4,289,474
                                    ----------      ----------         ----------      ----------


INCOME (LOSS) BEFORE INCOME TAXES     (577,835)       (909,109)            (2,970)        110,165

INCOME TAX PROVISION (BENEFIT)        (196,680)       (309,013)            (1,010)         37,456
                                    ----------      ----------         ----------      ----------

NET INCOME (LOSS)                    ($381,155)      ($600,096)           ($1,960)        $72,709
                                    ==========      ==========         ==========      ==========


NET INCOME(LOSS) PER SHARE
   (Based on Weighted Average
      Shares of Common Stock
      Outstanding during the
      year of 660,653 - 1997;
      660,853 - 1996)                   ($0.58)         ($0.91)            ($0.00)          $0.11

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                QUARTERS ENDING JUNE 30, 1997 AND JUNE 30, 1996

                                                          1997                               1996
                                              -----------------------------      -----------------------------
                                                3 MONTHS        6 MONTHS           3 MONTHS        6 MONTHS
                                              ENDED 6/30/97   ENDED 6/30/97      ENDED 6/30/96   ENDED 6/30/96
                                               (Unaudited)     (Unaudited)        (Unaudited)     (Unaudited)
                                              -----------------------------      -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Premium                                   $3,262,956      $6,045,394         $2,178,284      $4,470,258
     Net investment income                         43,298          88,069             16,418          32,642
     Other income                                   9,287           9,512             28,069          61,080
     Benefits and claims                       (2,703,258)     (4,995,922)        (1,547,595)     (3,304,671)
     Commissions                                 (297,111)       (565,113)          (148,864)       (256,101)
     Underwriting, acquisition, insurance,
       and administrative expenses               (497,619)     (1,123,488)          (509,629)     (1,061,755)
                                               ----------      ----------         ----------      ----------
            Net cash provided by (used in)
              operating activities               (182,447)       (541,548)            16,683         (58,547)
                                               ----------      ----------         ----------      ----------
CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from the sale or maturing of
       investments                                 14,710          22,197            100,000         200,000
     Purchase of investments                      (18,735)       (320,733)                 0               0
     Proceeds from sale of fixed asset              2,794           2,794                  0               0
     Purchase of furniture and equipment          (23,661)        (47,827)                 0         (42,365)
                                               ----------      ----------         ----------      ----------
            Net cash provided by (used in)
              investing activities                (24,892)       (343,569)           100,000         157,635
                                               ----------      ----------         ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES
     Principal payments on capital lease
       payable                                          0               0             (2,524)         (7,423)
                                               ----------      ----------         ----------      ----------
            Net cash provided by (used in)
              financing activities                      0               0             (2,524)         (7,423)
                                               ----------      ----------         ----------      ----------



INCREASE(DECREASE) IN CASH                       (207,339)       (885,117)           114,159          91,665

CASH, BEGINNING OF PERIOD                          51,474         729,252             14,758          37,252
                                               ----------      ----------         ----------      ----------
CASH, END OF PERIOD                             ($155,865)      ($155,865)          $128,917        $128,917
                                               ==========      ==========         ==========      ==========

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 1:  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, the results of operations and its cash flow for the periods ended June 30, 1997 and June 30, 1996, and are of a normal recurring nature.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Change in revenue for the 2nd Quarters, 1997 and 1996 are shown below:

                               3 Mths Ended      6 Mths Ended      3 Mths Ended       6 Mths Ended
                                    6/30/97           6/30/97           6/30/96            6/30/96
Total Revenue                    $3,521,174        $6,247,481        $2,064,606         $4,399,639

Increase(Decrease) in
Revenue Compared to
Preceding Period                 $1,456,568        $1,847,842         $(46,434)            $98,736

Percentage of Change
Compared to Preceding
Period                                70.5%             42.0%            (2.2%)               1.6%

The primary components of revenue are premium and net investment income. The increase in revenue from 1996 is primarily due to increases in premium income which is the result of new association business and increased sales of group accident and health insurance.


Change in premium revenue for the 2nd Quarters, 1997 and 1996 are shown below:


                                3 Mths Ended     6 Mths Ended      3 Mths Ended       6 Mths Ended
                                     6/30/97          6/30/97           6/30/96            6/30/96
Net Earned Premiums               $3,468,747       $6,152,634        $2,026,186         $4,278,330

Increase(Decrease) in
Premium Compared to
Preceding Period                  $1,442,561       $1,874,304           $61,217           $199,266

Percentage of Change
Compared to Preceding
Period                                 71.2%            44.0%              3.1%               4.9%

In the 2nd Quarter, 1997 premium increased by $1,874,304 from the 2nd Quarter, 1996. This increase in premium is due to increasing sales of group accident and health insurance, dental insurance and the addition of new associations and groups which the Company contracted with to provide major medical insurance.

Change in net investment income for the 2nd Quarters, 1997 and 1996 are shown below:

                               3 Mths Ended      6 Mths Ended      3 Mths Ended       6 Mths Ended
                                    6/30/97           6/30/97           6/30/96            6/30/96
Total Net Investment
Income                              $44,241           $85,449           $20,774            $72,975

Increase (Decrease) in
Net Investment Income
Compared to Preceding
Period                              $23,467           $12,474          ($77,701)          ($73,765)

Percent Change in Net
Investment Income                    113.0%             17.1%            (78.9%)            (50.3%)

In the six months ending June 30, 1997 investments experienced a 17.1% increase in total net investment income due to better returns on maturing bonds which have been reinvested. This has resulted in an increase in the interest income on the portfolio.


Change in general and administrative expenses for the 2nd Quarters, 1997 and 1996 are shown below:


                                3 Mths Ended     6 Mths Ended      3 Mths Ended       6 Mths Ended
                                     6/30/97          6/30/97           6/30/96            6/30/96
General & Administrative
Expenses                            $483,272         $987,860          $378,260           $835,492

Increase (Decrease) in
General & Admin.
Expenses Compared to
Preceding Period                    $105,012         $152,368         ($49,419)         ($106,774)

Percentage of Change
Compared to Preceding
Period                                 27.7%            18.2%           (11.6%)            (11.3%)

In the six months ending June 30, 1997, general and administrative expenses experienced an 18.2% increase, primarily due to expenses incurred during the prospective acquisition of another company. The Company incurred additional legal, accounting and actuarial fees associated with analyzing the target company and requesting approval from the State Insurance Department. Management subsequently decided not to proceed with the acquisition. Additionally, the Company has paid additional actuarial fees associated with premium rate increases which will take effect in July 1997. In addition, in 1997 an accrual for $7,500 was set up monthly to pay certain fees that did not appear as part of the 1996 statement.

Change in commission expense for 2nd Quarters, 1997 and 1996 are shown below:

                                3 Mths Ended     6 Mths Ended      3 Mths Ended       6 Mths Ended
                                     6/30/97          6/30/97           6/30/96            6/30/96
Total Commission Expense
                                    $344,437         $626,390          $127,859           $220,112
Increase (Decrease) in
Commission Expense
Compared to Preceding
Period                              $216,578         $406,278           $51,867            $82,045

Percentage of Change
Compared to Preceding
Period                                169.4%           184.6%             68.3%              59.4%

The increase in commission expenses is due primarily to the higher commission rates paid on the Company's new business. Commission rates vary depending on the type of insurance policy written as well as first year and renewal year policies. The Company has written a large amount of new business with higher first year commission rates. Major medical insurance has higher first year commission and dental insurance has a higher commission structure than other lines of business which the Company markets.


LIQUIDITY

All funds in excess of immediate cash needs are invested in short-term money market funds, Federal Loan Mortgage bonds, and certificates of deposits.

The six months ending June 30, 1997 cash flow decreased by $885,117. This decrease is due to a high volume of claims.

The Company does not expect to declare any dividends on its stock in the foreseeable future. No dividends have been declared or paid in the prior three years.


CAPITAL RESOURCES

The Company currently does not have any outstanding debts. PBIC does not anticipate the need for any substantial new capital or debt in the foreseeable future.

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


                                         PROFESSIONAL BENEFITS INSURANCE COMPANY



Date: August 18, 1997                      /s/ JERRY O. RAY
                                           --------------------------------
                                           Signature
                                           Jerry O. Ray - President



Date: August 18, 1997                      /s/ JERRY CAMPBELL
                                           --------------------------------
                                           Signature
                                           Jerry Campbell - Vice-President

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                DESCRIPTION
-------                         -----------------------

  27                            Financial Data Schedule