Form 10QSB
period 1997-09-30
PROFESSIONAL BENEFITS INSURANCE CO
filed 1997-11-14
CIK 911690

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                  FORM 10-QSB


               Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    For the quarter ended September 30, 1997


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
            --------------------------------------------------------
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


         Check mark whether the Issuer (1) filed all reports required by
         Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
         filing requirements for the past 90 days.  YES  X   NO  [ ]
                                                        ---      ---

         The number of shares of Class A common stock the Registrant, par value $1.22 per share, issued and outstanding at September 30, 1997 was 587,129. The number of shares of Class B common stock the Registrant, par value $1.22 per share, issued and outstanding at September 30, 1996 was 73,524.

         Traditional Small Business Disclosure Format: Yes [ ]  No  X
                                                                   ---

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                              INDEX TO FORM 10-QSB




                                                                                                                        Page
PART I  -  FINANCIAL INFORMATION

            ITEM 1.  Financial Statements.
                           Balance Sheets  -  September 30, 1997 and December 31, 1996.............................     3
                           Income Statements  -  Three Months Ended and Nine Months
                                Ended September 30, 1997 and 1996..................................................     5
                           Statements of Cash Flows  -  Three Months Ended and Nine Months
                                Ended September 30, 1997 and 1996..................................................     6

            ITEM 2.  Management's Discussion and Analysis of Financial Condition
                             and Results of Operations.............................................................     7

PART II - OTHER INFORMATION

            ITEM 1.  Legal Proceedings............................................................................      11

            ITEM 2.  Changes in Securities........................................................................      11

            ITEM 3.  Defaults Upon Senior Securities..............................................................      11

            ITEM 4.  Submission of Matters to a Vote of Security Holders..........................................      11

            ITEM 5.  Other Information............................................................................      11

            ITEM 6.  Exhibits and Reports on Form 8-K.............................................................      11

            SIGNATURES............................................................................................      12

            INDEX TO EXHIBITS.....................................................................................      13


PART I, ITEM 1.  FINANCIAL STATEMENTS.


                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                                      SEPTEMBER 30, 1997  DECEMBER 31, 1996*
                                                                          (UNAUDITED)
                                                                        ------------        ------------
INVESTMENTS
          Fixed maturities, at market (amortized
               cost of $667,420 - 1997 and
               $1,935,408 - 1996)                                       $   668,634         $  1,927,526
          Short-term investments, at cost                                   738,536              830,898
                                                                        -----------         ------------
               Total Investments                                          1,407,170            2,758,424

CASH                                                                        233,025              729,252

REINSURANCE RECOVERABLE                                                                          891,184
          Current recoverable                                               132,382
          Future recoverable                                                708,551

ACCRUED INVESTMENT INCOME                                                     1,846               10,763

PREMIUM DUE AND UNCOLLECTED                                                 100,069              179,836

ACCOUNTS AND NOTE RECEIVABLE                                                  8,667               58,051

LAND AND BUILDING, At Cost
          (net of accumulated depreciation of
               $483,568 - 1997 and $454,906 - 1996)                         469,220              497,882

FURNITURE AND EQUIPMENT, At Cost
          (net of accumulated depreciation of
               $373,975 - 1997 and $328,861 - 1996)                         232,343              226,940

GUARANTY FUND ASSESSMENTS                                                     1,582                3,654

DEFERRED TAX BENEFIT                                                         21,500               28,000

FEDERAL INCOME TAX RECEIVABLE                                               887,847              294,000

OTHER ASSETS, At Cost                                                        20,260               20,008
                                                                        -----------         ------------
Total Assets                                                            $ 4,224,462         $  5,697,994
                                                                        ===========         ============



 * The amounts for December 31, 1996 were derived from amounts included in the audited financial statements filed as part of the Company's 1996 Form 10-KSB/A.

                    PROFESSIONAL BENEFITS INSURANCE COMPANY
                            BALANCE SHEETS (cont'd.)
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       SEPTEMBER 30, 1997     DECEMBER 31, 1996*
                                                                          (UNAUDITED)
                                                                       ------------------     ------------------
LIABILITIES
          Future policy benefits                                           $   927,282          $  1,048,334
          Policy claims                                                      2,013,060             2,160,000
          Premium received in advance                                          172,719               185,706
          Unearned premium                                                      40,998                56,324
                                                                           -----------          ------------
                                                                             3,154,059             3,450,364


          Reinsurance payable                                                   27,874                57,463
          Other liabilities                                                    304,455               311,397
                                                                           -----------          ------------
               Total Liabilities                                             3,486,388             3,819,224
                                                                           -----------          ------------



STOCKHOLDERS' EQUITY
          Common stock
               Class A voting, $1.22 par value; 1,022,668
                 authorized shares; 587,129 and issued and
                 outstanding in 1997 and 1996                                  716,297               716,297
               Class B nonvoting, $1.22 par value; 136,720
                 authorized shares; 73,524 issued and
                 outstanding in 1997 and 1996                                   89,699                89,699
          Additional paid-in capital                                           536,214               536,214
          Unrealized gain(loss) on investments
               (net of deferred income tax benefits of
               $3,800 - 1997 and $2,600 - 1996)                                  7,520                (5,182)
          Retained earnings                                                   (611,656)              541,742
                                                                           -----------          ------------
               Total Stockholders' Equity                                      738,074             1,878,770
                                                                           -----------          ------------

                          Total Liabilities and Stockholders' Equity       $ 4,224,462          $  5,697,994
                                                                           ===========          ============


* The amounts for December 31, 1996 were derived from amounts included in the audited financial statements filed as part of the Company's 1996 Form 10-KSB/A.

                     PROFESSIONAL BENEFITS INSURANCE COMPANY
                         CONSOLIDATED INCOME STATEMENTS
            QUARTERS ENDING SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                                    1997                                    1996
                                                        -----------------------------          -----------------------------
                                                            3 MONTHS      9 MONTHS                  3 MONTHS      9 MONTHS
                                                        ENDED 9/30/97   ENDED 9/30/97          ENDED 9/30/96   ENDED 9/30/96
                                                                 (UNAUDITED)                               (UNAUDITED)
                                                        -----------------------------          -----------------------------
REVENUES
       Premiums earned                                   $ 2,705,659     $  9,216,819          $ 2,496,869     $ 6,910,492
       Less reinsurance ceded                                175,677          534,203              135,572         372,015
                                                         ------------    -------------         ------------    ------------
            Net premiums earned                            2,529,982        8,682,616            2,361,297       6,538,477
       Net investment income                                  39,501          124,950               68,038         141,013
       Other income                                            9,889           19,287               31,229          79,563
                                                         ------------    -------------         ------------    ------------
            Total Revenues                                 2,579,372        8,826,853            2,460,564       6,759,053
                                                         ------------    -------------         ------------    ------------


BENEFITS, CLAIMS AND EXPENSES
       Benefits and claims                                 3,135,127        8,857,394            1,825,815       4,949,668
       Less reinsurance recoverable                          482,924          843,646               12,160         162,899
                                                         ------------    -------------         ------------    ------------
            Net benefits and claims                        2,652,203        8,013,748            1,813,655       4,786,769
       Commissions                                           279,411          905,801              189,102         409,214
       Underwriting, acquisition, insurance, and
            administrative expenses                          415,177        1,403,037              403,681       1,239,173
       Taxes, licenses, and fees                              71,045          251,840               27,235         186,841
                                                         ------------    -------------         ------------    ------------
            Total Benefits, Claims and Expenses            3,417,836       10,574,426            2,433,673       6,621,997
                                                         ------------    -------------         ------------    ------------


INCOME BEFORE INCOME TAXES                                  (838,464)      (1,747,573)              26,891         137,056

INCOME TAX PROVISION                                        (285,162)        (594,175)              18,644          56,100
                                                         ------------    -------------         ------------    ------------

NET INCOME (LOSS)                                          ($553,302)     ($1,153,398)         $     8,247     $    80,956
                                                         ============    =============         ============    ============



NET INCOME (LOSS) PER SHARE
       (Based on Weighted Average Shares of
            Common Stock Outstanding during the
            year 660,653  - 1997; 660,653 - 1996)             ($0.84)          ($1.75)               $0.01           $0.12



                     PROFESSIONAL BENEFITS INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            QUARTERS ENDING SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                                                1997
                                                                    -----------------------------
                                                                        3 MONTHS      9 MONTHS
                                                                    ENDED 9/30/97   ENDED 9/30/97
                                                                     (UNAUDITED)     (UNAUDITED)
                                                                    -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Premiums                                                       $ 2,659,086      $  8,704,480
     Net investment income                                               52,814           140,883
     Other income                                                         9,889            19,401
     Benefits and claims                                             (3,235,567)       (8,231,489)
     Commissions                                                       (278,411)         (843,524)
     Underwriting, acquisition, insurance, and
          administrative expenses                                      (475,413)       (1,598,901)
                                                                    -----------      -------------
               Net cash provided by (used in) operating activities   (1,267,602)       (1,809,150)
                                                                    -----------      -------------



CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from the sale or maturing of investments                1,676,559         1,698,756
     Purchase of investments                                            (14,583)         (335,316)
     Proceeds from sale of fixed assets                                       0             2,794
     Purchase of furniture and equipment                                 (5,484)          (53,311)
                                                                    -----------      -------------
               Net cash provided by (used in) investing activities    1,656,492         1,312,923
                                                                    -----------      -------------



CASH FLOW FROM FINANCING ACTIVITIES
     Principal payments on capital lease payable                              0                 0
                                                                    -----------      ------------
               Net cash provided by (used in) investing activities            0                 0
                                                                    -----------      ------------



INCREASE(DECREASE) IN CASH                                              388,890          (496,227)

CASH, BEGINNING OF PERIOD                                              (155,865)          729,252
                                                                    -----------      ------------

CASH, END OF PERIOD                                                 $   233,025      $    233,025
                                                                    ===========      ============

                                                                                 1996
                                                                      ----------------------------
                                                                         3 MONTHS       9 MONTHS
                                                                      ENDED 9/30/96  ENDED 9/30/96
                                                                     (UNAUDITED)     (UNAUDITED)
                                                                      ----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Premiums                                                            2,304,587    $ 6 ,774,845
     Net investment income                                                   6,934          39,576
     Other income                                                           36,748          97,828
     Benefits and claims                                                (1,724,559)     (5,029,230)
     Commissions                                                          (157,895)       (413,996)
     Underwriting, acquisition, insurance, and                                   0
          administrative expenses                                         (349,128)     (1,410,883)
                                                                      ------------    ------------
               Net cash provided by (used in) operating activities         116,687          58,140
                                                                      ------------    ------------



CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from the sale or maturing of investments                           0         200,000
     Purchase of investments                                               (15,000)        (15,000)
     Proceeds from sale of fixed assets                                          0               0
     Purchase of furniture and equipment                                   (15,743)        (58,108)
                                                                      ------------    ------------
               Net cash provided by (used in) investing activities         (30,743)        126,892
                                                                      ------------    ------------



CASH FLOW FROM FINANCING ACTIVITIES
     Principal payments on capital lease payable                            (2,749)        (10,172)
                                                                      ------------    ------------
               Net cash provided by (used in) investing activities          (2,749)        (10,172)
                                                                      ------------    ------------



INCREASE(DECREASE) IN CASH                                                  83,195         174,860

CASH, BEGINNING OF PERIOD                                                  128,917          37,252
                                                                      ------------    ------------

CASH, END OF PERIOD                                                   $    212,112    $    212,112
                                                                      ============    ============

                    PROFESSIONAL BENEFITS INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 1:  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, the results of operations and its cash flow for the periods ended September 30, 1997 and September 30, 1996, and are of a normal recurring nature.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Change in revenue for the 3rd Quarters, 1997 and 1996 are shown below:

     ========================================================================================================
                                      3 Mths Ended       9 Mths Ended      3 Mths Ended         9 Mths Ended
                                           9/30/97            9/30/97           9/30/96              9/30/96
     ========================================================================================================
     Total Revenue                      $2,579,372         $8,826,853        $2,428,747           $6,828,386
     --------------------------------------------------------------------------------------------------------
     Increase(Decrease) in
     Revenue Compared to
     Preceding Period                     $150,625         $1,998,467          $256,897             $355,633
     --------------------------------------------------------------------------------------------------------
     Percentage of Change
     Compared to Preceding
     Period                                   6.2%              29.3%             11.8%                 5.5%
     ========================================================================================================


The primary components of revenue are premium and net investment income. The increase in revenue from 1996 is primarily due to increases in premium income which is the result of new association business and increased sales of accident and health insurance.


Change in premium revenue for the 3rd Quarters, 1997 and 1996 are shown below:

    ========================================================================================================
                                      3 Mths Ended      9 Mths Ended      3 Mths Ended         9 Mths Ended
                                           9/30/97           9/30/97           9/30/96              9/30/96
    ========================================================================================================
    Net Earned Premiums                 $2,529,982        $8,682,616        $2,329,480           $6,607,810
    --------------------------------------------------------------------------------------------------------
    Increase(Decrease) in
    Premium Compared to
    Preceding Period                      $200,502        $2,074,806          $253,805             $453,071
    --------------------------------------------------------------------------------------------------------
    Percentage of Change
    Compared to Preceding
    Period                                    8.6%             31.4%             12.2%                 7.4%
    ========================================================================================================

In the 3rd Quarter, 1997 premium increased by $200,502 from the 3rd Quarter, 1996. This increase in premium is due to increasing sales of accident and health insurance, group dental insurance and the addition of new associations and groups which the Company contracted with to provide major medical insurance.

Change in net investment income for the 3rd Quarters, 1997 and 1996 are shown below:


   =========================================================================================================
                                     3 Mths Ended      9 Mths Ended       3 Mths Ended         9 Mths Ended
                                          9/30/97           9/30/97            9/30/96              9/30/96
   =========================================================================================================
   Total Net Investment
   Income                                 $39,501          $124,950            $68,038             $141,013
   ---------------------------------------------------------------------------------------------------------
   Increase(Decrease) in Net
   Investment Income Compared
   to Preceding Period
                                        $(28,537)         $(16,063)             $1,146            $(72,619)
   ---------------------------------------------------------------------------------------------------------
   Percent Change in Net
   Investment Income                      (41.9)%           (11.4)%               1.7%              (34.0%)
   =========================================================================================================

In the nine months ending September 30, 1997 investments experienced a 11.4% decrease in total net investment income due to the decreasing amount of invested assets earning investment income. This has resulted in a decrease in the interest income on the portfolio.


Change in general and administrative expenses for the 3rd Quarters, 1997 and 1996 are shown below:

    =========================================================================================================
                                       3 Mths Ended      9 Mths Ended      3 Mths Ended         9 Mths Ended
                                           9/30/97           9/30/97           9/30/96              9/30/96
    =========================================================================================================
    General & Administrative
    Expenses                              $415,177        $1,403,037          $403,681           $1,239,173
    ---------------------------------------------------------------------------------------------------------
    Increase(Decrease) in
    General & Admin. Expenses
    Compared to Preceding
    Period                                 $11,496          $163,864        $(122,517)           $(229,291)
    ---------------------------------------------------------------------------------------------------------
    Percentage of Change
    Compared to Preceding
    Period                                    2.8%             13.2%           (23.3%)              (15.6%)
    =========================================================================================================

In the nine months ending September 30, 1997, general and administrative expenses experienced an 13.2% increase, primarily due to expenses incurred during the prospective acquisition of another company. The Company incurred additional legal, accounting and actuarial fees associated with analyzing the target company and requesting approval from the State Insurance Department. Management subsequently decided not to proceed with the acquisition. Additionally, the Company has paid additional actuarial fees associated with premium rate increases which will take effect at various times in 1997.

Change in commission expense for 3rd Quarters, 1997 and 1996 are shown below:

    ========================================================================================================
                                      3 Mths Ended      9 Mths Ended      3 Mths Ended         9 Mths Ended
                                           9/30/97           9/30/97           9/30/96              9/30/96
    ========================================================================================================
    Total Commission Expense
                                          $279,411          $905,801          $189,102             $409,214
    --------------------------------------------------------------------------------------------------------
    Increase(Decrease) in
    Commission Expense
    Compared to Preceding
    Period                                 $90,309          $496,587          $118,915             $200,960
    --------------------------------------------------------------------------------------------------------
    Percentage of Change
    Compared to Preceding
    Period                                   47.8%            121.4%            169.4%                96.5%
    ========================================================================================================

Commission rates vary depending on the type of insurance policy written as well as first year and renewal year policies. The Company has written a large amount of new business which has the higher first year commission rates. Additionally, the increased volume in dental insurance has compounded the effect because dental insurance has a higher commission structure than other lines of business which the Company has marketed in prior years.


LIQUIDITY

All funds in excess of immediate cash needs are invested in short-term money market funds, Federal Loan Mortgage bonds, and certificates of deposits.

The nine months ending September 30, 1997 cash flow decreased by $496,227. This decrease is due to a high volume of claims.

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

                           None

         ITEM 5.  OTHER INFORMATION

                           None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PROFESSIONAL BENEFITS INSURANCE COMPANY



Date /s/ Nov. 13, 1997              /s/ JERRY CAMPBELL
     ---------------------------    ------------------------------------------
                                    Signature
                                    Jerry Campbell - Vice-President

                               INDEX TO EXHIBITS


Exhibit
Number                Description
-------               -----------

   27                     Financial Data Schedule