Form 10KSB40
period 1997-12-31
PROFESSIONAL BENEFITS INSURANCE CO
filed 1998-03-31
CIK 911690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For fiscal year ended December 31, 1997

                         COMMISSION FILE NUMBER: 0-22344
                     PROFESSIONAL BENEFITS INSURANCE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           TEXAS                                                      74-2072535
         (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NO.)

                               10835 Rockley Road
                              Houston, Texas 77099
                                 (281) 721-1800
    (Address, including zip code, and telephone number, including area code, of registrant's offices)

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON
                                                          WHICH REGISTERED
     None                                                         None
      Securities registered pursuant to section 12(g) of the Exchange Act:

                              Common Stock Class A


         Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year:  $11,414,693

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid-asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 405). No actual market exists for the Registrant's shares. Based solely on the most recent sale, Registrant believes that the Class A Common Stock has a value of approximately $0.00 per share.

         State the number of shares outstanding of the issuer's classes of common equity as of the latest practicable date. As of December 31, 1997:
587,129 Class A Common Stock and 73,524 Class B Common Stock.

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

         The Company provides life and health insurance primarily serving dental professionals in Texas, but including some professionals in adjoining and nearby states. Revenues from premiums and other considerations for 1997 totaled $11,414,693 with a net loss (after taxes) of $(1,983,921) and with total assets of $3,458,276 as reflected in the 1997 audited Financial Statements.

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

INSURANCE IN FORCE

         Total insurance in force is as follows:

                  INDIVIDUAL LIFE INSURANCE                      GROUP LIFE INSURANCE
                  -------------------------                  ---------------------------
                  # OF         $ AMOUNT OF                    # OF          $ AMOUNT OF
         YEAR     POLICIES     INSURANCE                     CERTIFICATES      INSURANCE
         ----     --------     ---------                     ------------     ----------
         1997     274          23,036,000                        1,146        13,110,000


                  INDIVIDUAL ACCIDENT                     GROUP ACCIDENT
                  AND HEALTH INSURANCE                    AND HEALTH INSURANCE
                  $ AMT OF ANNUAL                         $ AMT OF ANNUAL
         YEAR     PREMIUMS                                PREMIUMS
         ----     ---------------------                   --------------------
         1997     $5,427,728                              $5,518,754






Professional Benefits Insurance Company

DESCRIPTION OF STOCK

         The Company is authorized to 1,022,668 shares of Class A Common Stock and 136,720 shares of Class B Common Stock, each with a par value of $1.22 per share. As of December 31, 1997, 587,129 shares of Class A Common Stock and 73,524 shares of Class B Common Stock were issued and outstanding.

         Class A Common Stock carries the right of one vote per share. Each share of Class A Common Stock will share in dividends and on dissolution equally with every other share of Class A Common and Class B Common Stock. Class B Common Stock is non-voting shares (but shares equally in value and earnings with every other share of Class A Common or Class B Common Stock). The Articles of Incorporation deny the preemptive right of a holder of stock to acquire unissued or treasury shares of stock. The right of cumulative voting is further prohibited by the Articles of Incorporation.

EMPLOYEES

         The Company has 15 full time employees and 1 part-time employee.

ITEM 2.           DESCRIPTION OF  PROPERTIES.

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

         As of December 31, 1997 there were 699 persons or entities holding 587,129 shares of Class A Common Stock, and one entity holding 73,524 shares of Class B Common Stock.

         Dividends have not been paid in any of the last two fiscal years.





Professional Benefits Insurance Company

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                FOR 1997 AND 1996


RESULTS OF OPERATIONS

         Changes in Company revenues for 1997 and 1996 are shown below:

                                      1997             1996
                                  -----------      -----------
Total Revenues                    $11,414,693      $ 9,602,613
Change in Revenues
   Compared to Preceding Year     $ 1,812,080      $ 1,063,366
                                      18.9%            12.5%


The primary components of the Company's revenue are premium and net investment income.

         Changes in net premium revenue for 1997 and 1996 are shown below:

                                      1997             1996
                                  -----------      -----------
Total Premiums                    $11,210,607      $ 9,126,520
Change in Premiums
   Compared to Preceding Year     $ 2,084,087      $   942,351
                                     22.8%            11.5%


The increase in premium revenue is primarily attributable to rate increases and new business. Approximately two-thirds of the increase in premium revenue is attributable to several significant rate increases which became effective at various times throughout the year. The remaining increase in premium revenue is attributable to a net increase in written insurance premium.

         Components of the changes in net investment income for 1997 and 1996 are shown below:

                                   1997            1996
                                ---------       ---------
Total Net Investment Income     $ 127,452       $ 349,998
Change in Net Investment
   Income                       ($222,546)      $ 130,445
                                 (63.6%)            59%



Professional Benefits Insurance Company

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                FOR 1997 AND 1996
                                   (Continued)


The Company's investment philosophy is one of preservation of capital while providing current income. However, due to significant claims expense the Company was required to liquidate many of it's investments in order to meet cash flow requirements. This decrease in investment principle resulted in lower investment income. Additionally, the amount of investment income for 1996 was larger than normal. This occurred because of significant gains realized on the sale of mutual funds during 1996. Compared to 1995, the percentage decrease in investment income is approximately 40%.

         General and administrative expenses for 1997 and 1996 are shown below:


                                      1997              1996
                                  -----------       -----------
General and Administrative
   Expenses                       $ 2,132,377       $ 2,100,777
Change in General and
   Administrative Expenses
   Compared to Preceding Year     $    31,600       $  (116,226)
                                        1.5%             (5.2%)


General and administrative expenses have increased slightly from the prior year. This change was the result of increased legal, actuarial and accounting fees.

         Total Commissions expense for 1997 and 1996 are shown below:


                                      1997            1996
                                  ----------      -----------
Total Commissions Expense         $1,140,668      $  676,828
Change in Commissions Expense
   Compared to Preceding Year     $  463,840      $  299,961
                                     68.5%           79.6%


The increase in commission expense is primarily attributable to the attrition of older low-commissioned policies, which are being replaced with new business being written by agents. This new business carries a much higher commission structure than the old business which is being replaced. Additionally, commissions are paid on all premium rate increases. Therefore as premiums increase due to rate increases, commission expense will also increase.



Professional Benefits Insurance Company

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                FOR 1997 AND 1996
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES

All funds in excess of immediate cash needs are invested in short-term money market funds and certificates of deposits.

The Company had total assets of $3,458,276 and $5,697,994 for the years ended December 31, 1997 and 1996, respectively. The Company experienced cash flows from operations of $(1,820,314) and $(63,301) in the years ended December 31, 1997 and 1996 respectively.

The decrease in operating cash flows of $1,820,314 is due to a high volume of claims. The increase in claims paid was a result of the increase in the costs of medical care generally, and the rise in costs of routine hospitalizations, in particular. In addition, the Company received an atypical number of catastrophic hospitalization claims.

The Company does not currently meet the minimum capital and surplus levels needed to conduct insurance business in the jurisdictions in which it is licensed. This impairment is due to severe claims losses incurred over the previous fifteen months. Because of the Company's capital and surplus position on September 17, 1997, the Texas Department of Insurance placed the Company in a Confidential Order of Supervision. On February 18, 1998, based on the Company's capital and surplus position, the Company was placed in a Confidential Order of Conservation issued by the Commissioner of the Texas Department of Insurance.

The Company does not expect to declare any dividends on its stock in the foreseeable future. No dividends have been declared or paid in the prior two years.








Professional Benefits Insurance Company

ITEM 7.  FINANCIAL STATEMENTS.

         The Financial Statements are filed as part of this Annual Report on Form 10-KSB (see Exhibit B).


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.



                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                           Name                               Age      Since     Position
                           ----                               ---      -----     --------
         A.  Directors

                  James Ople Henry, Jr., DDS                 65         1981

                  William Lloyd Glenn, Jr., DDS              74         1979

                  Robert Warren Little, DDS                  77         1981

                  Hobert Phillip Lundblade, DDS              68         1979


         B.  Executive Officers

                  James Ople Henry, Jr., DDS                 65         1995      Chairman

                  William Lloyd Glenn, Jr., DDS              74         1979      Secretary

                  Robert Warren Little, DDS                  77         1995      Treasurer


         C.  Other Key Employees

                  Jerry Campbell                             45         1993      Vice-President

                  Tammy Skains                               34         1993      Assistant Vice-
                                                                                  President







Professional Benefits Insurance Company

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (CONTINUED).

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

         JAMES O. HENRY, JR., DDS, has been a Director of the Company since 1981 and served as Treasurer from March 1990 through October 1995. He has served as Chairman of the Board since October 1995. Dr. Henry practiced dentistry for 15 years and is currently on the Faculty of Baylor College of Dentistry where he has served as Assistant Dean for 21 years. He was a Director of the First Republic Bank Dallas East in Dallas, Texas and served as the Secretary-Treasurer of the Texas Dental Association for 6 years. Dr. Henry serves on the Company's Executive Committee.

         ROBERT W. LITTLE, DDS, has been a Director of the Company since 1981. Dr. Little has served as Treasurer of the Company since 1995. He has practiced dentistry for over 39 years. Dr. Little serves on the Company's Investment Committee and serves on the Company's Executive Committee.

         HOBERT P. LUNDBLADE, DDS, is a founding Director of the Company and has served on the Board since its organization in 1979. He has practiced dentistry for over 40 years. He served as Mayor of Castle Hills, Texas for over 23 years, and was a former Director of Castle Hills National Bank in San Antonio, Texas. Dr. Lundblade serves on, and is Chairman of, the Company's Audit Committee and serves on the Company's Investment Committee.

         JERRY CAMPBELL was hired in May, 1989. He was promoted to his current position of Vice-President in November, 1996. Mr. Campbell has a total of 18 years industry experience specializing in underwriting, reinsurance and compliance.

         TAMMY SKAINS was employed by PBIC in May of 1993 as Assistant Director of Administration. She was promoted to her current position of Assistant Vice-President in June, 1996. Ms. Skains was employed as the Administrative/Accounting Supervisor of a local group dental practice for five years prior to her association with PBIC.



Professional Benefits Insurance Company

ITEM 10. EXECUTIVE COMPENSATION.

         A.  Summary Compensation Table:

                1.  Annual Compensation For Years 1994 - 1996:

                                                           Other Annual
                                                            & Long-Term
Names & Position          Year     Salary     Bonuses      Compensation
----------------          ----     ------     -------      ------------
Jerry O. Ray              1997     $59,656     $0,000          None
                          1996     $66,778     $0,000          None
                          1995     $64,091     $0,000          None


JERRY O. RAY WAS REMOVED FROM THE PRESIDENCY ON SEPTEMBER 12, 1997 BY VOTE OF THE BOARD OF DIRECTORS.

                2. There are three executive officers of Professional Benefits Insurance Company, as follows:

                                     CASH COMPENSATION TABLE

                    Name or Membe                Capacities           Cash
                       In Group                  Which Served      Compensation
                     --------                    ------------      ------------
                  Three members of group:
                  Glenn, Henry & Ray                See Above        $71,681

         B. No cash bonuses were paid to individuals serving as executive for the year ending 1996: no cash bonuses were paid for the year ending 1997.


         C.  Pensions

             There have been no distributions to officers under pension plans. The Company contributed $0 during 1997 and 1996, on behalf of all employees to the Company's 401K plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         A.  Beneficial Owners

(1) Title                 (2) Name of                        (3) Number of                      (4) Percent of
    of Class                  beneficial Owner                   Shares Owned                       Class
    --------                  ----------------                   ------------                       -----------
  Class A        None owning more than 5% of outstanding shares of Class A Common Stock.

  Class B        Texas Dental Assoc.                               73,524                             100%



Professional Benefits Insurance Company

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. (CONTINUED).

         B.  Management (Directors and Officers)


(1) Title of              (2) Name of                        (3) Number of
    Class                     Beneficial Owner                   Shares Owned
    -----                     ----------------                   ------------
   Class A                     William L. Glenn                    4,032
                               Hobert P. Lundblade                 4,124
                               James O. Henry                      1,276
                               Robert W. Little                    3,572


                  NOTE: In total, the directors and officers own 13,004 shares, constituting 2.2% of the outstanding shares of Class A Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A.  Transactions with Management and Others:  None.

         B.  Certain Business Relationships.

                 No directors have received any payments from the Company larger than 5% of the Company's gross revenue during the last year.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

         The following financial statements and independent auditors' report have been incorporated by reference in Part II, Item 8 of this report:

                           Independent Auditors' Report
                           Balance Sheets, December 31, 1997 and 1996
                           Statements of Earnings, Years ended
                               December 31, 1997 and 1996
                           Statements of Stockholders' Equity, Years ended
                               December 31, 1997 and 1996
                           Statements of Cash Flows, Years ended
                               December 31, 1997 and 1996
                           Notes to Financial Statements

 REPORTS ON FORM 8-K

         March 1998                 Bankruptcy or Receivership Notification
         September 1997             Change in Management and/or Directors

EXHIBITS

         Financial Data Schedule: Exhibit 27





Professional Benefits Insurance Company

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf of the undersigned, thereunto duly authorized.


                                        PROFESSIONAL BENEFITS INSURANCE COMPANY



Date  March 25, 1998                    By: /s/ JERRY CAMPBELL
    -----------------------                 ------------------------------------
                                            Jerry Campbell
                                            Vice President


Date  March 25, 1998                    By: /s/ TAMMY SKAINS
    -----------------------                 ------------------------------------
                                            Tammy Skains
                                            Assistant Vice President


Date  March 27, 1998                    By: /s/ FERNANDO RAMIREZ
    -----------------------                 ------------------------------------
                                            Fernando Ramirez
                                            Estate Manager
                                            as Department of Insurance


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.



Date March 26, 1998                       By: /s/ WILLIAM L. GLENN
    ----------------------                    ----------------------------------
                                              William L. Glenn, DDS, Director


Date March 26, 1998                       By: /s/ JAMES O. HENRY, JR.
    ----------------------                    ----------------------------------
                                              James O. Henry, Jr., DDS, Director


Date March 26, 1998                       By: /s/ ROBERT W. LITTLE
    ----------------------                    ----------------------------------
                                              Robert W. Little, DDS, Director


Date March 26, 1998                       By: /s/ HOBERT P. LUNDBLADE
    ----------------------                    ----------------------------------
                                              Hobert P. Lundblade, DDS, Director


Professional Benefits Insurance Company


                                     Pae 11

                      PROFESSIONAL BENEFITS INSURANCE
                                  COMPANY

                          ACCOUNTANTS' REPORT AND
                           FINANCIAL STATEMENTS

                         DECEMBER 31, 1997 AND 1996

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                           DECEMBER 31, 1997 AND 1996




                                    CONTENTS

                                                                           PAGE
                                                                           ----
INDEPENDENT ACCOUNTANTS' REPORT..............................................1

FINANCIAL STATEMENTS
      Balance Sheets.........................................................2
      Statements of Operations...............................................3
      Statements of Changes in Stockholders' Equity..........................4
      Statements of Cash Flows...............................................5
      Notes to Financial Statements.......................................6 - 16

                         [CAUSON & WESTHOFF LETTERHEAD]



                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Professional Benefits Insurance Company
Houston, Texas


      We have audited the accompanying balance sheets of PROFESSIONAL BENEFITS INSURANCE COMPANY as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PROFESSIONAL BENEFITS INSURANCE COMPANY as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As indicated in the financial statements, the Company incurred a net loss of $1,983,921 during the year ended December 31, 1997. The resulting level of capital and surplus, on a statutory basis, is below the minimum required by the Texas Department of Insurance, as discussed in Note 6 to the financial statements. As discussed in Note 13 to the financial statements, the Company has been placed into conservatorship by the Commissioner of Insurance of the State of Texas based on the financial condition of the Company. As of March 3, 1998, the Company is not aware of any alternative sources of capital to replenish the equity of the Company. The financial condition of the Company raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of the Company's current financial condition.



                                                      /s/CAUSON & WESTHOFF

Tulsa, Oklahoma
March 3, 1998

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                                  1997             1996
                                                               -----------      -----------
INVESTMENTS
    Fixed maturities, at market (amortized                     $   118,895      $ 1,927,526
        cost - $108,356 - 1997 and
        $1,935,408 - 1996)
    Short-term investments (cost approximating marketing)        1,288,507          830,898
                                                               -----------      -----------
                                                                 1,407,402        2,758,424

CASH                                                               208,419          729,252

REINSURANCE RECOVERABLE
    Current recoverable                                             26,179           52,084
    Future recoverable                                             715,012          839,100

ACCRUED INVESTMENT INCOME                                            1,846           10,763


PREMIUMS DUE AND UNCOLLECTED                                       184,800          179,836

ACCOUNTS AND NOTE RECEIVABLE                                                         58,051

LAND AND BUILDING, AT COST
    (net of accumulated depreciation -
        $502,329 - 1997 and $454,906 - 1996)                       450,460          497,882

FURNITURE AND EQUIPMENT, AT COST
    (net of accumulated depreciation -
        $390,187 - 1997 and $328,861 - 1996)                       216,131          226,940

GUARANTY FUND ASSESSMENTS                                            1,277            3,654

DEFERRED TAX BENEFIT                                                                 28,000

FEDERAL INCOME TAX RECEIVABLE                                      239,792          294,000

OTHER ASSETS, AT COST                                                6,958           20,008
                                                               -----------      -----------

                                                               $ 3,458,276      $ 5,697,994
                                                               ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Future policy benefits                                     $   977,231      $ 1,048,334
    Policy claims                                                2,113,810        2,160,000
    Premiums received in advance                                   129,193          185,706
    Unearned premiums                                               31,151           56,324
                                                               -----------      -----------
                                                                 3,251,385        3,450,364
    Reinsurance payable                                             42,733           57,463
    Other liabilities                                              257,188          311,397
                                                               -----------      -----------
                                                                 3,551,306        3,819,224
                                                               -----------      -----------




STOCKHOLDERS' EQUITY
    Common stock
        Class A voting, $1.22 par value; 1,022,668
           authorized shares; 587,129 issued and
           outstanding in 1997 and 1996                            716,297          716,297
        Class B nonvoting, $1.22 par value; 136,720
           authorized shares; 73,524 issued and
           outstanding in 1997 and 1996                             89,699           89,699
    Additional paid-in capital                                     536,214          536,214
    Unrealized gain (loss) on investments
        (net of deferred income tax benefits (liabilities)
        of $(3,600) - 1997; $2,600 - 1996)                           6,939           (5,182)
    Retained earnings (deficit)                                 (1,442,179)         541,742
                                                               -----------      -----------
                                                                   (93,030)       1,878,770
                                                               -----------      -----------

                                                               -----------      -----------
                                                               $ 3,458,276      $ 5,697,994
                                                               ===========      ===========


See Notes to Financial Statements

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                               1997              1996
                                                           ------------      ------------
REVENUES
    Premiums earned                                        $ 11,866,905      $  9,617,689
    Reinsurance ceded                                          (656,298)         (491,169)
                                                           ------------      ------------
        Net premiums earned                                  11,210,607         9,126,520
    Net investment income                                       127,452           349,998
    Other income                                                 76,634           126,095
                                                           ------------      ------------
                                                             11,414,693         9,602,613
                                                           ------------      ------------


BENEFITS, CLAIMS, AND EXPENSES
    Benefits and claims                                      11,209,525         8,037,007
    Reinsurance recoverable                                    (801,010)         (278,214)
                                                           ------------      ------------
        Net benefits and claims                              10,408,515         7,758,793
    Commissions                                               1,140,668           676,828
    Underwriting, acquisition, insurance, and
        administrative expenses                               2,132,377         2,100,777
                                                           ------------      ------------
                                                             13,681,560        10,536,398
                                                           ------------      ------------


INCOME (LOSS) BEFORE INCOME TAXES                            (2,266,867)         (933,785)


INCOME TAX PROVISION (CREDIT)                                  (282,946)         (290,000)
                                                           ------------      ------------


NET INCOME (LOSS)                                          $ (1,983,921)     $   (643,785)
                                                           ============      ============


NET INCOME (LOSS) PER SHARE                                $      (3.00)     $       (.97)
                                                           ============      ============


See Notes to Financial Statements

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                       COMMON STOCK
                                                                  -----------------------------------------------------
                                                   TOTAL                  CLASS A                       CLASS B
                                               STOCKHOLDERS'      -----------------------------------------------------
                                                  EQUITY           SHARES          AMOUNT        SHARES        AMOUNT
                                               ------------       ---------     -----------     -------     -----------
BALANCE, DECEMBER 31, 1995                     $ 2,569,696          587,129     $   716,297      73,524     $    89,699

NET INCOME                                        (643,785)

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $24,000         (47,141)
                                               -----------          -------     -----------      ------     -----------

BALANCE, DECEMBER 31, 1996                       1,878,770          587,129         716,297      73,524          89,699
                                               -----------          -------     -----------      ------     -----------

NET INCOME                                      (1,983,921)

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $6,200           12,121
                                               -----------          -------     -----------      ------     -----------

BALANCE, DECEMBER 31, 1997                     $   (93,030)         587,129     $   716,297      73,524     $    89,699
                                               ===========          =======     ===========      ======     ===========


                                                            UNREALIZED
                                             PAID-IN      DEPRECIATION ON      RETAINED
                                             CAPITAL        INVESTMENTS        EARNINGS
                                           -----------    ---------------    -----------
BALANCE, DECEMBER 31, 1995                 $   536,214      $    41,959      $ 1,185,527

NET INCOME                                                                      (643,785)

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $24,000                      (47,141)
                                           -----------      -----------      -----------

BALANCE, DECEMBER 31, 1996                     536,214           (5,182)         541,742
                                           -----------      -----------      -----------
                                                                              (1,983,921)

NET INCOME

CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-SALE
SECURITIES, NET OF INCOME TAXES OF $6,200                        12,121
                                           -----------      -----------      -----------

BALANCE, DECEMBER 31, 1997                 $   536,214      $     6,939      $(1,442,179)
                                           ===========      ===========      ===========

See Notes to Financial Statements

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                       1997               1996
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Gross premiums                                                                 $ 11,780,254      $  9,607,947
    Reinsurance ceded                                                                  (671,028)         (465,526)
    Net investment income                                                               154,193           230,372
    Other income                                                                        140,357            90,831
    Gross benefits and claims                                                       (11,326,818)       (7,504,182)
    Reinsurance recoveries                                                              951,003           393,786
    Commissions                                                                      (1,124,410)         (726,699)
    Underwriting, acquisition, insurance, and
        administrative expenses                                                      (2,077,146)       (1,873,455)
    Income taxes                                                                        353,281           188,000
    Deposits                                                                                               (4,375)
                                                                                   ------------      ------------
               Net cash provided by (used in)
                  operating activities                                               (1,820,314)          (63,301)
                                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from the maturing of investments                                         3,661,860         2,215,013
    Proceeds from the sale of furniture and
        equipment                                                                         1,273
    Purchase of investments                                                          (2,310,341)       (1,389,720)
    Purchase of furniture and equipment                                                 (53,311)          (69,992)
                                                                                   ------------      ------------
               Net cash provided by (used in)
                  investing activities                                                1,299,481           755,301
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                                                            (520,833)          692,000

CASH, BEGINNING OF YEAR                                                                 729,252            37,252
                                                                                   ------------      ------------

CASH, END OF YEAR                                                                  $    208,419      $    729,252
                                                                                   ============      ============




See Notes to Financial Statements

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996




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

                           DECEMBER 31, 1997 AND 1996



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

                           DECEMBER 31, 1997 AND 1996



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


REAL ESTATE

    Real estate is recorded at cost and represents the Company's home office, land and building. Depreciation has been provided on the straight-line method over the useful life of the building. Maintenance and repairs which do not materially extend the useful life are charged to expense as incurred. Depreciation expense recognized during 1997 and 1996 was $47,422 and $78,112, respectively.


FURNITURE AND EQUIPMENT

    Furniture and equipment are recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to seven years. Depreciation expense recognized during 1997 and 1996 was $63,260 and $56,438, respectively.


INCOME TAXES

    Deferred tax assets and liabilities are recognized for the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized, as explained in Note 7. Such temporary differences are principally related to the deferral of accrued premiums and losses as defined under the Internal Revenue Code, and depreciation, as well as unrealized gains and losses, on investments.

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


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


NOTE 2:    INVESTMENTS IN DEBT AND EQUITY SECURITIES

    The amortized cost and approximate fair value of fixed-maturity securities are as follows:

                                                DECEMBER 31, 1997
                             ---------------------------------------------------------
                                               GROSS           GROSS       APPROXIMATE
                               AMORTIZED     UNREALIZED      UNREALIZED       FAIR
                                 COST          GAINS         (LOSSES)         VALUE
                             -----------     ----------     -----------    -----------
Fixed-maturity securities     $  108,356     $   10,539     $              $  118,895

Short-term investments         1,288,507                                    1,288,507
                              ----------     ----------     ----------     ----------

                              $1,396,863     $   10,539     $              $1,407,402
                              ==========     ==========     ==========     ==========



                                                                                   DECEMBER 31, 1997
                                                              ------------------------------------------------------------
                                                                                 GROSS           GROSS        APPROXIMATE
                                                                AMORTIZED      UNREALIZED      UNREALIZED       FAIR
                                                                  COST           GAINS          (LOSSES)        VALUE
                                                              -----------     -----------      -----------    -----------
Fixed-maturity securities
    U. S. Treasury bond funds                                 $   899,382     $     1,573      $              $   900,955
    U. S. Treasury and other U.S.
       government corporations and
       agencies                                                   746,065                           (9,124)       736,941
    Mortgage-backed securities (FHLMC)                            289,961                             (331)       289,630
                                                              -----------     -----------      -----------    -----------
                                                                1,935,408           1,573           (9,455)     1,927,526
Short-term investments                                            830,898                                         830,898
                                                              -----------     -----------      -----------    -----------

                                                              $ 2,766,306     $     1,573      $    (9,455)   $ 2,758,424
                                                              ===========     ===========      ===========    ===========

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996



NOTE 2:    INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)

    Maturities of fixed-maturity securities at December 31, 1997:

                                AMORTIZED     APPROXIMATE
                                   COST       FAIR VALUE
                                ---------     -----------
One year or less                 $108,356     $118,895
After one through five years
After five through ten years
                                 --------     --------

                                 $108,356     $118,895
                                 ========     ========

    Major categories of investment income are summarized as follows:


                                        1997         1996
                                      ---------    ---------
Fixed maturities                      $  24,342    $  57,423
Common stock mutual funds                            206,083
Short-term investments                  103,110       86,492
                                      ---------    ---------

                                      $ 127,452    $ 349,998
                                      =========    =========


    The Company has certificates of deposits totaling $700,000 on deposit with regulatory authorities to meet statutory requirements as of December 31, 1997 and 1996.


NOTE 3:    SIGNIFICANT ESTIMATES AND CONCENTRATIONS

    Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

INSURANCE CLAIM LIABILITIES

    The Company has recorded future policy benefits of $ 977,231 and $1,048,334 and policy claims of $2,113,810 and $2,160,000 at December 31, 1997 and 1996, respectfully. Management currently believes the accruals for liabilities associated with the insurance claims are adequate. However, the ultimate claim expense will depend on actual claims paid. Consequently, it is possible the estimated liability accrued for claims during the policy period covered by the financial statements may materially change.

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 3:    SIGNIFICANT ESTIMATES AND CONCENTRATIONS (Continued)

REVENUES FROM GROUP ACCIDENT AND HEALTH INSURANCE

    The Company derived approximately 50% and 75% of its revenues in 1997 and 1996, respectfully, from sales of group accident and health insurance, principally to trade associations located in the southwest United States.


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


NOTE 5:    LEASES

    The Company entered into a capital lease for computer equipment effective January 1, 1995.

    Future minimum lease payments as of December 31, 1997, were:


                  1998                               $  19,463
                  1999                                  19,463
                                                     ---------
           Future minimum lease payments                38,926
           Less amount representing interest             6,086
                                                     ---------

                                                     $  32,840
                                                     =========

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 6:    STOCKHOLDERS' EQUITY AND RESTRICTIONS

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

    Net income and stockholders' equity, as determined in accordance with statutory accounting practices based upon audited reports, are as follows:


                                       1997                  1996
                                    ----------           -----------
Net Income (Loss)                   $(1,958,347)         $ (562,960)
                                    ============         ===========

Stockholders' Equity (Deficit)     $   (375,826)         $ 1,572,531
                                    ===========          ===========


NOTE 7:    INCOME TAXES

         The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                            1997           1996
                                         ---------      ---------
Deferred tax assets:
    Discounted future claims             $  26,600      $  23,000
    Policy acquisition costs                 1,600          2,000
    Unrealized loss on investments                          2,600
    Accumulated depreciation                 3,000          1,400
     Net operating loss carryforward       473,500
    Other                                    1,100
                                         ---------      ---------
                                           505,800         29,000
                                         ---------      ---------

Deferred tax liabilities:
    Unrealized gain on investments          (3,600)
    Other                                                  (1,000)
                                         ---------      ---------
                                            (3,600)        (1,000)
                                         ---------      ---------

Valuation allowance                       (502,200)
                                         ---------      ---------
       Net deferred tax asset            $       0      $  28,000
                                         =========      =========

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 7:    INCOME TAXES (Continued)

    Based on the Company's current going concern issue, as discussed in Note 13, it appears it is more likely than not the deferred tax asset will not be realized. A 100% allowance has been applied to the net deferred tax asset.

    The provision for income taxes includes these components:


                                     1997           1996
                                  ---------      ---------
Tax currently receivable          $(239,792)     $(294,000)
Deferred income tax liability                        4,000
Additional tax adjustments          (43,154)
                                  ---------      ---------

                                  $(282,946)     $(290,000)
                                  =========      =========


    A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:



                                                  1997           1996
                                               ---------      ---------
Computed at the statutory rate of 34%          $(770,735)     $(294,000)
Increase (decrease) in tax resulting from:
     Net operating loss carryforward             473,500
     Additional tax adjustments                   43,154
    Nondeductible expenses                                        4,000
    Other Statutory/GAAP differences             (28,865)
                                               ---------      ---------

                                               $(282,946)     $(290,000)
                                               =========      =========

    Deferred income taxes related to the change in unrealized appreciation (depreciation) on available-for-sale securities, shown in stockholders' equity, were $(3,600) and $2,600 for 1997 and 1996, respectively.

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 8:    DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

    The Company has a noncontributory 401(k) plan which provides for employer contributions to be made only from current or accumulated net profits not to exceed the maximum amount deductible for federal income tax purposes. To be eligible for participation, an employee must be at least 21 years of age and have accumulated 1,000 hours of service as of the anniversary date of the plan nearest the date eligibility requirements are met. Participant interests in employer contributions are vested over a period from two to six years. No contributions were made by the Company in 1997, or 1996.


NOTE 9:    STOCK OPTIONS

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

                                            1997       1996
                                           ------     ------
Options outstanding, beginning of year     30,000     60,000
Granted                                               30,000
Expired                                               60,000
Exercised
Rescinded                                  10,000
                                           ------     ------

Options outstanding, end of year           20,000     30,000
                                           ======     ======


NOTE 10:   COMMISSIONS

    Commission expense is calculated as a percentage of written premium. Commission rates vary based on the type of insurance policy written and for first year policies versus subsequent renewals. Commission expense was $1,140,668 and $676,828 in 1997 and 1996, respectively. The increase in commission expense is primarily attributable to the attrition of older low-commissioned policies which are being replaced with new business. The new business carries a significantly higher commission structure than business which is being replaced.

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 11:   ADDITIONAL CASH FLOW INFORMATION

           RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                                                         1997            1996
                                                                                     -----------      -----------
Net income (loss)                                                                    $(1,983,921)     $  (643,785)
Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                        110,269          138,303
    Amortization from investments                                                            410              726
    Realized (gain) loss from investments                                                 17,414         (157,232)
    Provision for deferred income taxes                                                   21,800           (9,800)
    Decrease (increase) in receivables                                                    58,050          (21,466)
    Decrease (increase) in premiums due                                                   (4,965)        (151,284)
    Decrease (increase) in accrued investment income                                       8,917           36,880
    Decrease (increase) in amounts recoverable and
       due from reinsurers and other assets                                              165,422          139,899
    Increase (decrease) in future policy benefits                                        (71,103)          (4,175)
    Increase (decrease) in other policy claims and
       benefits payable                                                                  (46,190)         537,000
    Increase (decrease) in unearned premiums and advance                                 (81,686)
       premiums                                                                                           141,542
    Increase (decrease) current income taxes payable or
       receivable                                                                         54,208         (106,000)
    Increase (decrease) in accounts payable, accrued
         expenses, and amounts due reinsurers                                            (68,939)          36,091
                                                                                     -----------      -----------

           Net cash provided by (used in) operations                                 $(1,820,314)     $   (63,301)
                                                                                     ===========      ===========


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

                     PROFESSIONAL BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 13:   SUBSEQUENT EVENTS AND GOING CONCERN MATTERS

    On February 18, 1998, the Company was placed into conservatorship by the Commissioner of Insurance of the State of Texas. This action was the direct result of recurring losses from operations which have reduced the Company's statutory capital and surplus to a level below the minimum required by the Texas Department of Insurance. Under the provisions of Texas Insurance Code, Article 21.28-A, the conservator was directed to take charge of the Company and all the property, books, records, and effects thereof, and to conduct the business thereof. As of March 3, 1998, no arrangements have been made to obtain the capital which would be necessary to raise the Company's statutory capital and surplus to a level above the minimums required by the Texas Department of Insurance. The financial condition of the Company raises substantial doubt about the Company's ability to continue as a going concern.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

  27           Financial Data Schedule
